Form 10-Q
period 1996-03-31
MIDCOM COMMUNICATIONS INC
filed 1996-05-15
CIK 943357

                                                                  CONFORMED COPY

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the period ended March 31, 1996.

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM               TO

Commission File Number:            000-26118

                           MIDCOM Communications Inc.
             (Exact name of registrant as specified in its charter)

          Washington                                     91-1438806
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization                       Identification No.)

       1111 Third Avenue, Seattle WA                        98101
 (Address of principal executive offices)                 (Zip Code)

                                 (206) 628-8000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at April 30, 1996
- -------------------------------                 -----------------------------
Common Stock, $0.0001 par value                          15,500,694

                               Page 1 of XX pages.
                            Exhibit Index at Page___.

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                           MIDCOM COMMUNICATIONS INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   MARCH 31, 1996    DECEMBER 31, 1995
                                                                   --------------    -----------------
ASSETS

  Current assets:
       Cash                                                           $  1,124            $  1,083
       Accounts receivable, less allowance for doubtful accounts
         of $9,732 and $10,581                                          47,917              51,814
       Due from related parties                                            323                 502
       Notes receivable                                                     83                  86
       Prepaid expenses and other current assets                         3,542               2,424
                                                                      --------            --------

                Total current assets                                    52,989              55,909

  Investments in and advances to joint venture                           2,000               2,000
  Plant and equipment, net                                              13,056              13,719
  Intangible assets, less accumulated amortization of
    $21,490 and $12,812                                                 53,245              60,781
  Other assets and deferred charges, net                                   652                 922
                                                                      --------            --------

                Total assets                                          $121,942            $133,331
                                                                      ========            ========

            See notes to condensed consolidated financial statements.

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                           MIDCOM COMMUNICATIONS INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  MARCH 31, 1996      DECEMBER 31, 1995
                                                                  --------------      -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
       Accounts payable                                             $   7,742             $   7,397
       Carrier accounts payable                                        29,173                32,534
       Accrued expenses and other current liabilities                  10,373                 9,613
       Notes payable                                                   11,508                14,576
       Current portion of long-term obligations                        48,997                41,721
                                                                    ---------             ---------

                Total current liabilities                             107,793               105,841

  Long-term debt, less current portion                                    811                   827
  Capital lease obligations, less current portion                         793                 1,017
  Deferred income                                                         119                   130
  Other long-term liabilities                                           1,757                 1,717

  Shareholders' equity:
       Common stock, $.0001 par value (stated at amounts paid
         in); 90,000,000 shares authorized, 15,494,000 and
         15,129,000 shares issued and outstanding                      63,757                62,400
       Deferred compensation                                             --                     (13)
       Accumulated deficit                                            (53,088)              (38,588)
                                                                    ---------             ---------

                Total shareholders' equity                             10,669                23,799
                                                                    ---------             ---------

                    Total liabilities and shareholders' equity      $ 121,942             $ 133,331
                                                                    =========             =========

            See notes to condensed consolidated financial statements.

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                           MIDCOM COMMUNICATIONS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                          1996         1995
                                                       --------      --------
                                                                    (Restated)
  Revenues                                             $ 53,055      $ 45,572

  Cost of revenues                                       37,947        29,807
                                                       --------      --------

  Gross profit                                           15,108        15,765

  Operating expenses:
       Selling, general and administrative               16,471        13,175
       Depreciation                                       1,351           848
       Amortization                                       8,678         1,460
       Restructuring charges                              1,620          --
                                                       --------      --------
  Total operating expenses                               28,120        15,483
                                                       --------      --------

  Operating income (loss)                               (13,012)          282
                                                       --------      --------

  Other expenses
       Interest Expense                                   1,366         1,547
       Equity in loss of joint venture                     --              53
       Other expense, net                                   122            18

                                                       --------      --------
  Total other expenses                                    1,488         1,618
                                                       --------      --------

  Loss before income taxes                              (14,500)       (1,336)

  Income tax expense                                       --            --
                                                       --------      --------

  Net loss                                             $(14,500)     $ (1,336)
                                                       ========      ========

  Net loss per share                                   $  (0.95)     $  (0.14)
                                                       ========      ========


  Pro forma net loss per share                         $  (0.95)     $  (0.13)
                                                       ========      ========

  Shares used in computing per share data                15,199         9,420
                                                       ========      ========
  Shares used in computing pro forma
     per share data                                      15,199        10,260
                                                       ========      ========


            See notes to condensed consolidated financial statements.

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                           MIDCOM COMMUNICATIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   ------------------
                                                                     1996       1995
                                                                   -------    -------
                                                                            (Restated)
  Net cash provided by (used in) operating activities              $(3,829)   $   760
                                                                   -------    -------

  Investing Activities:

       Purchases of plant and equipment                               (709)    (2,709)
       Net assets acquired in business and customer
         base acquisitions                                            --       (1,878)
       Investment in and advances to joint venture                    --         (243)
       Decrease (increase) in notes receivable                           3        (30)
                                                                   -------    -------

           Net cash used in investing activities                      (706)    (4,860)
                                                                   -------    -------

  Financing Activities:

       Repayment of notes payable                                   (3,068)    (2,424)
       Proceeds from long-term debt                                 17,168      7,222
       Repayment of long-term debt                                 (10,132)      (236)
       Proceeds from common stock issued for stock purchase plan
         and stock options                                             608       --
       Distributions to shareholders of acquired companies            --          (39)
                                                                   -------    -------

           Net cash provided by financing activities                 4,576      4,523

  Net increase in cash                                                  41        423
                                                                   -------    -------

  Cash at beginning of period                                        1,083        960
                                                                   -------    -------

  Cash at end of period                                            $ 1,124    $ 1,383
                                                                   =======    =======

            See notes to condensed consolidated financial statements.

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                           MIDCOM COMMUNICATIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION:

       The condensed consolidated financial statements include the accounts of MIDCOM Communications Inc. and its wholly-owned subsidiaries (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated.

       These financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 16, 1996, as subsequently amended.

       The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.     BUSINESS COMBINATIONS

       In September 1995, the Company acquired all of the outstanding stock of AdVal, Inc. ("AdVal") and in December 1995, the Company acquired all of the outstanding stock of ADNET Telemanagement, Inc. and its wholly-owned subsidiary, Advanced Network Design ("ADNET"), in transactions accounted for as poolings of interests. As a result, the consolidated financial statements for all periods prior to the acquisitions have been restated to include the accounts and results of operations of AdVal and ADNET.

       In addition, since March 31, 1995, the Company has supplemented its growth through several acquisitions of smaller providers of telecommunications services. Certain of these acquisitions included the purchase of substantially all of the operating assets of the acquired business including customer bases, and in other situations only specific customer bases were acquired. All such acquisitions have been accounted for using the purchase method with the excess of the purchase costs over the net tangible assets acquired being primarily allocated to acquired customer bases, non-competition agreements and goodwill. Financial results from the acquired operations have been included in the Company's results from the respective dates of acquisition. As a result, the financial results for the 1996 and 1995 periods presented are not directly comparable.

       In connection with several of the transactions described above, the Company has an obligation to issue or release from escrow up to a maximum of 236,193 additional shares of its common stock upon the satisfaction of certain contingencies. Such contingencies include, among other things, maintenance of

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                           MIDCOM COMMUNICATIONS INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

2.     BUSINESS COMBINATIONS (CONT'D)

       specified revenue levels for the acquired customer base, adjustment of liabilities assumed and receivables purchased, and satisfaction of general representations and warranties. The contingency periods range from six months to two years. The Company is also obligated to pay up to a maximum of $2,000 additional cash in connection with a customer base purchase agreement upon the maintenance of a specified revenue level for such customer base. In addition, in the event of the sale or transfer of the majority of the voting stock of Cel-Tech, Inc., a subsidiary of the Company, a payment of a maximum of $2,000 would become payable to the former shareholder.

       In accordance with applicable accounting standards, the common stock or other consideration payable under the contingency arrangements has not been included in the determination of purchase price, nor have the shares been considered outstanding for purposes of earnings per share calculations. Additional consideration will be recorded when the outcome of a contingency is determined.

       The Company is also obligated in certain cases to issue additional shares of its common stock in the event that the market price of such stock, when the shares become registerable, is less than the price at the acquisition dates. Based on the Company's closing stock price of $7.25 on April 30, 1996, approximately 504,000 additional shares would be issuable as a result of these obligations.

3.     NET LOSS PER SHARE

       Net loss per share is based on the weighted average number of common and equivalent shares outstanding using the treasury stock method. Common stock equivalents are excluded from the calculation of net loss per share due to their antidilutive effect except that pursuant to Securities and Exchange Commission (SEC) requirements, common and equivalent shares issued during the twelve month period prior to the filing with the SEC of the registration statement with respect to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method.

       Pro forma net loss per share is computed based on the historical net loss per share adjusted for the shares of common stock issued by the Company in its initial public offering which net proceeds were used to redeem the Series A preferred stock.

4.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    ----------------------
                                                                     1996            1995
                                                                    ------         -------
                                                                                  (Restated)
  Noncash investing and financing activities:
      Issuance of note payable and assumption of liabilities
           for acquisition of customer bases                        $ 487          $13,261
      Capital lease obligation for equipment                          --                66
      Issuance of notes payable for equipment                         310
      Issuance of common stock for acquisitions                       329            2,776
      Issuance of note payable for settlement of carrier accounts
           payable                                                    --             3,500
      Cash paid for interest                                         1,259             527

5.     CONTINGENCIES

On April 19, 1996, the Company received notice of the filing of a lawsuit in the U.S. District Court for the Western District of Washington (Seattle) naming the Company and two of its directors and the Company's former chief financial officer as defendants. The lawsuit alleges violations of various securities laws arising from alleged misstatements and omissions in the Company's initial public offering and subsequent public filings. The Plaintiff seeks certification as a class action. On April 23rd, a second shareholder joined the case. The plaintiffs seek compensatory damages of an undetermined amount. The Company believes the case to be without any merit and it plans to vigorously defend the lawsuit.

On April 30, 1996, a lawsuit was filed in the Superior Court for the State of Washington, King County, against the company and certain of its officers and directors by the former owner of Cel-Tech International Corp., seeking recision of his sale of Cel-Tech to the Company. The Complaint alleges misleading representations were made about the financial status of the Company. The Company believes there is no merit to the allegations, it plans to file counterclaims on a variety of issues, and it fully intends to defend the case.

The Company has been notified by the sellers of AdNet that they believe the Company made material misrepresentations about its financial condition and as a result the sellers are requesting additional consideration for AdNet. The Company is evaluating this request including the impact that issuing additional consideration may have on the accounting for this acquisition as a pooling of interests. As of the filing of this report the Company has not committed to issue additional consideration and is continuing discussions with the sellers about possible resolutions.

There can be no assurance that the ultimate resolution of the issues described above will not have a material impact on the Company's liquidity, financial position and results of operations, and with respect to the AdNet issue, previously reported amounts.

PART I.           FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

Statements in this report concerning future results, performance, achievements, expectations or trends if any, are forward-looking statements. Actual results, performance, achievements, events or trends could differ materially from those expressed or implied by such forward-looking statements as a result of known and unknown risks, uncertainties and other factors including those described below and those identified by the Company in its Annual Report on Form 10-K and from time to time in other filings with the Securities and Exchange Commission, press releases and other communications.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods presented, the percentages that certain items bear, except as noted, to total revenues:

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ------------------
                                                              1996        1995
                                                             -----       -----
  Revenues                                                   100.0%      100.0%

  Cost of revenues                                            71.5        65.4
                                                             -----       -----

  Gross profit                                                28.5        34.6

  Selling, general and administrative expenses                31.0        28.9
  Depreciation                                                 2.6         1.9
  Amortization                                                16.3         3.2
  Restructuring charges                                        3.1         --
                                                             -----       -----
       Operating income (loss)                               (24.5)        0.6

  Interest expense                                            (2.6)       (3.4)
  Other expense, net                                          (0.2)       (0.1)
                                                             -----       -----

  Net loss                                                   (27.3)       (2.9)
                                                             =====       =====


         Revenues. Revenues for the quarter ended March 31, 1996 increased by 16% over the same period in 1995. The increase is primarily attributable to incremental telecommunications services revenues resulting from acquisitions completed during the second half of 1995, and, to a lesser extent, new sales through the Company's combined sales channels, offset by the impact of attrition. The Company expects quarterly revenues through the remainder of 1996 to continue to decline due to the loss of a significant wholesaler, Telco Communications, in March 1996, attrition, seasonality and other factors. Due to the predominantly commercial nature of its customer base, the Company experiences general decreases in customer usage and revenue around national holidays and traditional vacation periods. Accordingly, the Company anticipates revenues from existing customers during the last two quarters of the year to be somewhat lower than during the first two quarters. Historically, results have been affected more significantly by the addition of groups of new customers in connection with acquisitions and growth through wholesale, direct and other sales channels.

PART I.           FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (CONT'D)

         Gross Margin. The Company's cost of revenues consists of the cost of services provided by local and interexchange carriers. Cost of revenues for the quarter ended March 31, 1996 increased by 27% from the same period in 1995. The increase is primarily attributable to the increase in revenues as discussed above. The gross margin percentage for the first quarter of 1996 was 28.5% versus 34.6% for the same period in 1995. The decline in gross margin is attributable to several factors, including an increase in wholesale revenues as a percentage of total revenues, which carry a lower gross margin percentage and a decrease in revenue per minute as a result of changes in the mix of customers. These factors were offset in part by negotiation of price reductions with some of the Company's interexchange suppliers as a result of increased traffic volume.

         Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses consist primarily of payroll and related expenses for administrative, customer support and marketing personnel, compensation costs for direct sales personnel, commissions and other costs related to indirect distribution and bad debt expense. SG&A expenses for the first quarter of 1996 increased 25% over the first quarter of 1995. As indicated in the table above, SG&A expenses increased as a percentage of revenues during the 1996 period as well. The increase was due to several factors, including an increase in bad debt expense, an increase in personnel and contractor costs due to the Company's decision to discontinue the capitalization of software development costs relating to its existing information systems effective
January 1, 1996, an increase in legal, accounting and other professional fees and an increase in fees paid to third party billing agents. These increases were offset, in part, by reductions in commission expenses, marketing expenses and facilities-related costs. The Company employed 387 and 420 persons on a full-time basis as of March 31, 1996 and 1995, respectively.

         Restructuring Charges. In March and April 1996, the Company made announcements regarding changes in senior management and the restructuring of its operations in order to reduce expenses to the level of available capital. These actions included the layoff of 80 employees and contractors and the closure of 6 sales offices. As a result, the Company recorded a charge of $1.6 million during the first quarter 1996, the components of which relate to severance and lease cancellation charges. As of March 31, 1996 $1.1 million remained in accrued liabilities. Included in the restructuring charge is approximately $0.4 million relating to the extension of the time period to exercise outstanding stock options. The Company expects these actions to result in annualized cost savings of approximately $3.5 million.

         Depreciation. Depreciation expense increased as a percentage of revenues to 2.6% in the first quarter of 1996 from 1.9% in the same period of 1995. The increase is primarily attributable to the depreciation of computer systems and equipment related to the Company's billing and management information system which was placed into service in the second quarter of 1995. The increase was partially offset by the reduction in depreciation of telephone switching equipment due to the write-off of such equipment in the fourth quarter of 1995.

         Amortization. Amortization expense increased as a percentage of revenues to 16.3% in the first quarter of 1996 from 3.2% in the same period of 1995. In conjunction with the preparation of the first quarter financial statements, the Company completed a review of its accounting policies and practices, including those relating to intangible assets. Based on certain changes in circumstances that occurred in the first quarter, including turnover in personnel, reduction in sales force and continuing attrition of acquired customer bases, the Company determined that effective January 1,1996, a reduction in the estimated useful life of acquired customer bases from 5 years to 3 years was appropriate. The increase in amortization expense is a result of the change in estimated useful life and amortization of customer bases, non-competition agreements and goodwill resulting from acquisitions completed in the second half of 1995.

         Other Expenses. Interest expense increased year-over-year primarily due to an increase in average borrowings outstanding offset by a decrease in average interest rates. At March 31, 1996, the Company had outstanding interest-bearing obligations of $62.1 million, up from $58.1 million outstanding as of December 31, 1995 and $51.5 million as of March 31, 1995. The increase in debt from year end 1995 was primarily due to the use of cash for operating requirements and repayment of notes payable. The Company discontinued recording its share of the income or losses of the Russian joint venture as of December 31, 1995 as the investment was written down as of that date to its estimated current value of $2.0 million.

PART I.           FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Income Taxes. The Company has incurred losses for all periods presented. No tax benefit has been recorded with respect to these losses due to the uncertainty as to the utilization of Company's net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has experienced rapid growth, which has required substantial working capital to finance receivables, capital expenditures and acquisitions. Given the Company's billing and collection cycle with its customers and suppliers, Midcom generally pays its underlying suppliers from thirty to forty-five days prior to the time it is paid by its customers for the same services. The Company has financed its growth with the proceeds from its July 1995 initial public offering, bank borrowings, subordinated debt, vendor financing, loans from shareholders, capital leases and cash flow from operations.

         Net cash provided by (used in) operations was ($3.8) million and $0.8 million for the first three months of 1996 and 1995, respectively. During the first quarter of 1996, to Company experienced operating losses and incurred interest expenses which resulted in a use of cash in operating activities. The Company reduced its unbilled receivables balances from $28.0 million as of December 31, 1995 to $14.6 million as of March 31, 1996. This was primarily attributable to a reduction in the backlog of billings which built up during the second half of 1995, and, to a lesser extent, a reduction in the run rate of monthly revenues.

         Net cash used in investing activities decreased during 1996 due to the substantial reduction of acquisition activities and investment in capital equipment and software development.

         During the first quarter of 1996, the Company funded operating and investing cash needs through proceeds from its revolving credit facility and a bridge loan (see below).

         On November 9, 1995, the Company obtained a secured revolving credit facility which provided for borrowings of up to $50.0 million, subject to a limitation of 85% of eligible accounts receivable and other financial ratios. This line expires on November 9, 1997. In March 1996, the maximum amount available under this facility was reduced to $43.0 million in connection with the withdrawal of one of the participating lenders. As of May 9, 1996, the borrowings under this line aggregated $31.3 million and approximately $2.3 million was available. These numbers fluctuate from day to day based on the timing of cash collections and payments. On March 28, 1996, one of the lenders for this facility provided an additional bridge loan of $15 million in consideration of a loan fee of $500,000. The bridge loan was due in full on April 27, 1996, although the Company has the right to extend the due date for additional 30 day periods upon payment of an additional fee of $200,000 for each such extension, with final payment of the bridge loan due by September 24, 1996. The first extension has been exercised by the Company. The bridge lender also received a warrant to purchase shares of the Company's Common Stock in an initial amount of 815,470, subject to adjustment in connection with a variety of dilutive events, which warrant is not exercisable until September 24, 1996 and will expire if the bridge loan is repaid in full on or before September 24, 1996. If the warrant becomes exercisable, it will be exercisable for a period of seven years for nominal consideration. Both the revolver and the bridge loan are collateralized by substantially all of the assets of the Company and its subsidiaries. Advances under the revolving credit facility bear interest at the higher of three lenders' prime rates plus 0.5% or the LIBOR rate plus 2.5%. Borrowings under the bridge loan bear interest at 12%.

         Under the terms of the revolving credit facility, as amended, the Company is required to meet certain operating and financial covenant requirements and the negative covenants place certain limitations on, among other things, investments (including a preclusion on any further cash investments in the Company's Russian joint venture), additional debt and changes in capital structure, prohibit payment of cash dividends except in

PART I.           FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

certain limited circumstances and require the Company to obtain the lenders' written consent prior to making any acquisition. The financial covenants limit the Company's capital expenditures and capital lease expenses and also require the Company to increase minimum quarterly EBITDA, to maintain a minimum fixed charge ratio and to maintain a minimum ratio of EBITDA to interest expense. These covenants included the requirement that the Company achieve EBITDA of at least $4.0 million for the quarter ended December 31, 1995, which the Company failed to achieve. The report of the Company's independent auditors with respect to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 states that the Company's recurring operating losses, working capital deficiency and credit agreement defaults raise substantial doubt about the Company's ability to continue as a going concern. The Company's Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The nature of this opinion itself constitutes a default under the Company's revolving credit agreement. Although the EBITDA covenant violation at December 31, 1995 was waived by the lenders and at the date of this report the lenders were continuing to permit borrowings under the credit facility and were engaged in discussions with the Company concerning adjustments to financial covenants, the Company has not yet obtained a formal waiver of certain other violations under the credit agreement.

        The Company is also in default under certain other equipment lease facilities. As a result of these defaults the Company is not permitted to incur additional obligations under these facilities.

        The Company's working capital requirements include (i) funds needed to finance day to day operations, (ii) interest payments on the credit facility and the bridge loan, (iii) equipment and real property lease obligations and (iv) payments to sellers of customer bases due on demand or during September 1996 and which the Company believes will not exceed approximately $2.7 million. Payments aggregating approximately $9.0 million to another seller of a customer base are payable, at the option of the Company, either in cash or with shares of the Company's Common Stock, although the Company's credit agreement prohibits the Company from paying any portion of this obligation in cash without the lenders' prior written consent. Based on the Company's stock price on April 30, 1996, it would be necessary for the Company to issue 1,241,379 shares of its Common Stock to satisfy this obligation.

         The Company's available sources of working capital consist of cash flow from operations and expected available borrowings under its revolving credit facility. Although, at the date of this report, the Company's lenders were continuing to permit borrowings under the credit facility in spite of the existence of certain covenant violations, there can be no assurance that borrowings will continue to be permitted under this facility. At the date of this report, the Company was uncertain how long cash flow from operations and borrowings under the credit facility would be sufficient to continue operations at current levels. However, these sources are not sufficient to repay the bridge loan when due and fund remaining payments to sellers of customer bases. The Company's ability to continue as a going concern depends on its ability to reduce operating expenses, increase its gross margins and obtain additional working capital. The Company has taken steps to reduce expenses and has curtailed acquisition activities and capital equipment procurement. The Company is also actively pursuing possible sources of additional working capital through the issuance of subordinated debt or equity securities and has engaged investment bankers to assist it with this process and to investigate strategic alternatives to maximize shareholder value, including the possible sale or merger of the Company. The Company has received

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

proposals from investors which would provide additional working capital, although each of these proposals is subject to a number of conditions. The qualified auditors' report described above could complicate the Company's ability to complete a financing. If the Company is not able to secure additional sources of working capital, it will be forced to further curtail operations, dispose of assets, or seek extended payment terms from its vendors in order to continue as a going concern. There can be no assurance that the Company's lenders will waive existing or future covenant violations or continue to make borrowings available under the credit agreement, that additional financing will be available on acceptable terms or at all, or that the Company will be able to reduce expenses, obtain payment terms from vendors or take other steps necessary to continue as agoing concern. Any additional financing may involve substantial dilution to the interests of the Company's shareholders.

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings

                  See "Note 5 -- Contingencies" in Item 1 of Part I.

Item 3.  Defaults Upon Senior Securities

                  See "Liquidity and Capital Resources" in Item 2 of Part I above.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                           11  Statement re Computation of Per Share Earnings.

                  (b)  Reports on Form 8-K

                           1) Current report on Form 8-K and Amendments Nos. 1 and 2 to Form 8-K filed with the Commission on January 11, 1996, March 13, 1996 and April 1, 1996, respectively, regarding the Company's acquisition of ADNET Telemanagement, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MIDCOM Communications Inc.
                                                  (Registrant)

                                           /s/  Robert J. Chamberlain
                                           --------------------------
Date:  May 15, 1996                           Robert J. Chamberlain
       ------------                          Senior Vice President &
                                             Chief Financial Officer

                           MIDCOM COMMUNICATIONS INC.
                                  EXHIBIT INDEX

     Exhibit No.           Description

         11                Computation of Per Share Earnings
         27                FINANCIAL DATA SCHEDULE