Form 10-Q
period 1996-06-30
MIDCOM COMMUNICATIONS INC
filed 1996-08-14
CIK 943357

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.


           For the Transition Period from __________ to ____________ .

                       Commission File Number: 000-26118

                          -----------------------------



                           MIDCOM COMMUNICATIONS INC.
             (Exact name of registrant as specified in its charter)

         WASHINGTON                                     91-1438806
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization                       Identification No.)

    111 THIRD AVENUE, SEATTLE WA                           98101
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (206) 628-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X No   .
                                      ---  ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at July 31, 1996
              -----                         ----------------------------
  Common Stock, $0.0001 par value                     15,836,202



                               Page 1 of 21 pages.
                            Exhibit Index at Page 20.

                           MIDCOM COMMUNICATIONS, INC.

                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 1996

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements                                            3

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       12

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                               18

Item 3.     Defaults Upon Senior Securities                                 18

Item 6.     Exhibits and Reports on Form 8-K                                18

                          MIDCOM COMMUNICATIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)                                                          June 30, 1996      December 31, 1995
- ------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
ASSETS

Current assets:
     Cash                                                                    $  1,434           $  1,083
     Accounts receivable, less allowance for doubtful accounts
        of $8,488 and $10,581, respectively                                    42,497             51,814
     Due from related parties                                                     116                502
     Notes receivable                                                               -                 86
     Prepaid expenses and other current assets                                  2,549              2,424
                                                                             ---------------------------
       Total current assets                                                    46,596             55,909
      Investments in and advances to joint venture                              2,000              2,000
      Plant and equipment, net                                                 11,100             13,719
      Intangible assets, less accumulated amortization
        of $29,341 and $12,812, respectively                                   27,275             60,781
     Other assets and deferred charges, net                                       616                922
                                                                             ---------------------------
                                                                             $ 87,587           $133,331
                                                                             ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts payable                                                        $  5,463           $  7,397
     Carrier accounts payable                                                  40,898             32,534
     Accrued expenses and other current liabilities                             9,559              9,613
     Notes payable                                                             11,706             14,576
     Current portion of long-term obligations                                  45,321             41,721
                                                                             ---------------------------
        Total current liabilities                                             112,947            105,841

Long-term debt, less current portion                                              800                827
Capital lease obligations, less current portion                                   125              1,017
Deferred income                                                                   108                130
Other long-term liabilities                                                     5,843              1,717

Shareholders' equity (deficit)                                                (32,236)            23,799
                                                                             ---------------------------
                                                                             $ 87,587           $133,331
                                                                             ===========================

                           MIDCOM COMMUNICATIONS INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   Three months ended              Six months ended
                                                         June 30,                      June 30,
                                               ---------------------------------------------------------
(In thousands, except per share data)             1996           1995             1996           1995
- --------------------------------------------------------------------------------------------------------
                                                              (Restated)                      (Restated)
Revenue                                        $ 40,805        $ 51,808        $ 93,860        $ 97,380

Cost of revenue                                  29,589          35,475          67,536          65,282
                                               --------------------------------------------------------

Gross profit                                     11,216          16,333          26,324          32,098

Operating expenses:
     Selling, general and administrative         15,843          14,308          32,314          27,483
     Depreciation                                 1,323           1,090           2,674           1,938
     Amortization                                 7,858           1,500          16,536           2,960
     Settlement of contract dispute               8,800              --           8,800              --
     Restructuring charge                           600              --           2,220              --
     Loss on impairment of assets                18,765              --          18,765              --
                                               --------------------------------------------------------
                                                 53,189          16,898          81,309          32,381
                                               --------------------------------------------------------

Operating loss                                  (41,973)           (565)        (54,985)           (283)

Other expense:
     Interest expense                             2,544           1,799           3,910           3,346
     Equity in loss of joint venture                 --             113              --             166
     Other expense, net                             144             210             266             228
                                               --------------------------------------------------------
                                                  2,688           2,122           4,176           3,740
                                               --------------------------------------------------------

Loss before income taxes                        (44,661)         (2,687)        (59,161)         (4,023)

Income tax expense                                   --              --              --              --
                                               --------------------------------------------------------
Net loss                                       $(44,661)       $ (2,687)       $(59,161)       $ (4,023)
                                               --------------------------------------------------------
Net loss per share                             $  (2.89)       $  (0.26)       $  (3.86)       $  (0.39)
                                               ========================================================





Weighted average common
     shares outstanding                          15,445          10,269          15,321          10,246
                                               ========================================================

                           MIDCOM COMMUNICATIONS INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                             Six months ended June 30,
(In thousands)                                                     1996        1995
- --------------------------------------------------------------------------------------
                                                                             (Restated)
Net cash provided by (used in) operating activities            $   (240)       $ 3,368
                                                               -----------------------

Investing activities:
     Purchases of plant and equipment                            (1,063)        (5,209)
     Net assets acquired in business and customer
        base acquisitions                                            --         (1,928)
     Investment in and advances to joint venture                     --         (1,052)
     Other, net                                                      --             --
                                                               -----------------------
        Net cash used in investing activities                    (1,063)        (8,189)
                                                               -----------------------

Financing activities:
     Repayment of notes payable                                  (3,200)        (2,660)
     Proceeds from long-term debt                                20,920          8,695
     Repayment of long-term debt                                (18,239)          (488)
     Proceeds from common stock issued for stock
        purchase plan and stock options                           2,302             25
     Distributions to shareholders of acquired companies             --           (287)
     Deferred financing costs                                      (129)            --
                                                               -----------------------
        Net cash provided by financing activities                 1,654          5,285
                                                               =======================

Net increase (decrease) in cash                                     351            464
Cash at beginning of period                                       1,083            960
                                                               -----------------------
Cash at end of period                                          $  1,434        $ 1,424
                                                               =======================

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of MIDCOM Communications Inc. and its wholly-owned subsidiaries, collectively referred to as "Midcom" or the "Company." The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 16, 1996, as subsequently amended.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.       LOSS ON IMPAIRMENT OF ASSETS

         The Company periodically reviews the carrying value of its intangible assets in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." To the extent that the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized. In connection with such a review, the Company wrote-down certain acquired customer bases and recorded a loss on impairment of assets totaling $18.8 million during the second quarter of 1996.

3.       SETTLEMENT OF CONTRACT DISPUTE

         As of June 30, 1996, Midcom's minimum volume commitment under its supply contract with AT&T, its largest supply contract, was $117.0 million. The Company estimates that, as of the next measurement date on September 30, 1996, it will be in shortfall of its minimum commitments to AT&T by approximately $27.6 million based upon current contract requirements. However, on July 19, 1996, the Company and AT&T executed a letter of intent to settle this anticipated liability as well as all other pending disputes between the Company and AT&T, and to negotiate a new contract pursuant to which the Company's minimum commitment to AT&T will be $17.0 million. The letter of intent also provides for the payment by the Company to AT&T of $8.8 million payable in two installments. The first payment of $5.0 million will be due on the earlier of March 31, 1997 or 30 days after the Company completes a financing, and the remaining balance of $3.8 million will be due within 30 days of Midcom announcing quarterly gross revenue in excess of $75 million, or upon completion of a change in control. In addition, Midcom will obtain more favorable pricing for certain network services provided by AT&T. Pursuant to the same letter of intent, Midcom and AT&T have negotiated a payment schedule for overdue payments which will bring the Company's obligations to AT&T current by the middle of October 1996. The settlement and new rate structure will not be effective until the Company and AT&T have executed a mutually acceptable definitive agreement, which the parties intend to pursue during August 1996; however, there can be no assurance that a definitive agreement will be reached.

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.     RESTRUCTURING CHARGES

         In March and April 1996, the Company made announcements regarding changes in senior management and the restructuring of its operations in order to reduce expenses to the level of available capital. These actions included the layoff of certain employees and contractors and the closure of 6 sales offices. As a result, the Company recorded a charge of $1.6 million during the first quarter 1996 and $0.6 million during the second quarter of 1996, the components of which relate primarily to severance and lease cancellation charges. Included in the first quarter restructuring charge is approximately $0.4 million relating to the extension of the time period to exercise outstanding stock options. As of June 30, 1996, $1.2 million of this restructuring charge remained in accrued liabilities.

5.     BUSINESS COMBINATIONS

         In September 1995, the Company acquired all of the outstanding stock of AdVal, Inc. ("AdVal") and in December 1995, the Company acquired all of the outstanding stock of ADNET Telemanagement, Inc. ("ADNET") and its wholly-owned subsidiary, Advanced Network Design in transactions accounted for as poolings of interests. As a result, the consolidated financial statements for all periods prior to the acquisitions have been restated to include the accounts and results of operations of AdVal and ADNET. (See Note 7 below.)

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

         In connection with several of the transactions described above, the Company has an obligation to issue or release from escrow up to a maximum of 236,193 additional shares of its common stock upon the satisfaction of certain contingencies. Such contingencies include, among other things, maintenance of specified revenue levels for the acquired customer base, adjustment of liabilities assumed and receivables purchased, and satisfaction of general representations and warranties. The contingency periods range from six months to two years. The Company is also obligated to pay up to a maximum of $2.0 million additional cash pursuant to a customer base purchase agreement upon attainment of a specified revenue level for such customer base. In addition, in the event of the sale or transfer of the majority of the voting stock of Cel-Tech International Corp. ("Cel-Tech), a subsidiary of the Company, a payment of a maximum of $2.0 million would become payable to the former shareholder.

         In accordance with applicable accounting standards, the common stock or other consideration payable under the contingency arrangements has not been included in the determination of purchase price, nor have the shares been considered outstanding for purposes of earnings per share calculations. Additional consideration will be recorded when the outcome of a contingency is determined.

         The Company is also obligated in certain cases to issue additional shares of its common stock in the event that the market price of such stock, when the shares become registerable, is less than the price at the acquisition dates. Based on a closing stock price of $11.00 as of July 31, 1996 for the Company's common stock, approximately 199,000 additional shares would be issuable as a result of these obligations.

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.       NET LOSS PER SHARE

         Net loss per share is based on the weighted average number of common and equivalent shares outstanding using the treasury stock method and the number of shares issued in the Company's initial public offering whose net proceeds were used to redeem the Series A Redeemable Preferred Stock. Common stock equivalents are excluded from the calculation of net loss per share due to their antidilutive effect except that pursuant to the requirements of the Securities and Exchange Commission ("the Commission"), common and equivalent shares issued during the twelve month period prior to the filing with the Commission of the registration statement with respect to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to the completion of the Company's initial public offering using the treasury stock method.

7.       DISPUTES AND LITIGATION

         In the third quarter of 1993, the Company was named a defendant in a lawsuit by Discom Corporation. The allegations include unjustified customer provisioning delays, customer rejections, improper changes in pricing policies and failure to deal in good faith. Discom seeks compensatory damages of $3.0 million. The Company filed a counterclaim against the distributor for unfair competition and trade name and trademark infringement. This action has been transferred to an arbitration proceeding in New York.

         The Company, its Chairman of the Board of Directors and largest shareholder, the Company's former President, Chief Executive Officer and director and the Company's former Chief Financial Officer are named as defendants in a securities action filed in the U.S. District Court for the Western District of Washington (the "Complaint"). The Complaint purports to be filed on behalf of a class of purchasers of the Company's Common Stock during the period beginning on July 6, 1995, the date of the Company's initial public offering, and ending on March 4, 1996 (the "Class period"). An amended complaint (the "Amended Complaint") was filed on July 8, 1996. The Amended Complaint alleges, among other things, that the registration statement and prospectus relating to the Company's initial public offering contained false and misleading statements concerning the Company's billing software and financial condition. The Amended Complaint further alleges that, throughout the Class Period, the defendants inflated the price of the Common Stock by intentionally or recklessly making material misrepresentations or omissions which deceived the public about the Company's financial condition and prospects. The Amended Complaint alleges claims under the Securities Act and the Exchange Act as well as various state laws, and seeks damages in an unstated amount. Defendant's motion to dismiss was filed on August 7, 1996. All discovery proceedings are stayed until defendant's motion to dismiss is heard or otherwise acted upon by the court. An oral argument has been requested and has been noted for the motion calendar on August 30, 1996. While the Company believes that it has substantive defenses to the claims in the Amended Complaint, is in the process of preparing a motion to dismiss the Amended complaint for failure to state a claim on which relief can be granted and intends to vigorously defend this lawsuit, it is unable to predict the outcome of this action.

         The Company was informed in May 1996 that the Commission was conducting an informal inquiry regarding the Company's initial public offering and the restatement of its 1995 third quarter results. The Company has voluntarily provided the documents requested by the Commission, but has not been informed whether or not the Commission intends to commence a formal action against the Company or any of its affiliates. The Company is, therefore, unable to predict the ultimate outcome of the investigation. In the event that the Commission elects to initiate a formal enforcement proceeding, the Company and its officers could be subject to civil or criminal sanctions including monetary penalties and injunctive measures. Any such enforcement proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        On July 18, 1996, a lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern division, against the Company by Cherry Communications. The Complaint seeks recovery of amounts owed under two agreements between the Company and Cherry Communications. It is the Company's position that Cherry Communications has breached its obligations under those agreements and that the Company has substantial offsets and counterclaims. The Company is attempting to negotiate a resolution of these disputes, and in the event a settlement is not reached, intends to vigorously defend the lawsuit.

         On April 30, 1996, a lawsuit was filed in the Superior court of the State of Washington, King County, against the Company and certain of its officers and directors by the former owner of Cel-Tech seeking rescission of his sale of Cel-Tech to the Company. The complaint alleges misrepresentation of the facts concerning the value of the Company's Common Stock and breach of contract. In addition to rescinding the sale transaction, plaintiff seeks unspecified damages and an injunction placing Cel-Tech under the plaintiff's control until resolution of the dispute. The plaintiff has filed a second amended complaint in order to seek damages in lieu of rescission. The Company believes there is no merit to the allegations set forth in the amended complaint and plans to vigorously defend this lawsuit and to file counterclaims on a variety of issues. However, the Company is unable to predict the outcome of this lawsuit.

         On August 1, 1996, a lawsuit was filed in the Superior Court of the State of California for the County of Orange against the Company, the Company's former president and chief executive officer and other defendants to be named at a later date by David and Maria Wiegand, the former shareholders of ADNET. The Complaint has been voluntarily dismissed by the plaintiffs without prejudice as described below. ADNET was acquired by the Company on December 29, 1995 in exchange for 453,250 shares of the Company's common stock, of which 45,325 shares (the "Escrow Shares") were placed in escrow to be held until December 28, 1996 for satisfaction of certain contingencies. ADNET provides long distance services to medium-to-large businesses. The acquisition was accomplished through the merger of ADNET into the Company and has been accounted for as a pooling of interest. Mr. Wiegand is currently a vice president of the Company in charge of the continuing operations of ADNET. At the date of closing of this acquisition, the last reported sale price for the Company's Common Stock as reported by Nasdaq National Market was $18.25. During 1996 the Common Stock has traded as low as $6.50 per share. The complaint alleged intentional misrepresentations, intentional concealment of facts, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing and violation of California Securities Laws in connection with the acquisition. The plaintiffs sought recovery of monetary damages in an amount which the plaintiffs describe as "not yet ascertainable, but potentially in [excess of] $10,000,000." The plaintiffs furthermore sought recission of the Merger Agreement, restoration of all consideration paid by the plaintiffs to the Company pursuant to the Merger Agreement, an order enjoining the Company from undertaking any acts which would further merge ADNET into the Company and which would prevent the plaintiffs from being accorded full relief upon rescission of the Merger Agreement, punitive damages in an amount to be determined at trial and attorney's fees and other costs and expenses of suit.

         The plaintiffs' claims are based in part on the restatement by the Company of its financial results for the third quarter and nine months ended September 30, 1995 from those reported in its Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 as originally filed in November 1995. The restated results, which were first announced in March 1996, reflected a $3.3 million reduction in revenue and $4.5 million reduction in accounts receivable for the quarter and nine months ended September 30, 1995. These and other adjustments resulted in the Company's net loss for the quarter and nine months ended September 30, 1995 being increased from $3.8 million and $8.0 million, respectively, to $8.3 million and $12.5 million, respectively. The Company had represented in the merger agreement with ADNET that the financial statements included in its filings with the Commission "fairly present the

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 ... financial position of Midcom... as of the dates thereof and its ...results of operations and cash flow for the periods then ended...are correct and complete in all respects..."

         On August 8, 1996, the Company and the plaintiffs entered into an agreement whereby the plaintiffs agreed to dismiss the compliant without prejudice and not to re-file the complaint before August 31, 1996, and the parties agreed to meet before August 31, 1996 to pursue a negotiated settlement of the plaintiffs' claims. In connection with execution of this agreement, the Company agreed to release the Escrow Shares to the plaintiffs. If the Company is unable to reach an agreement with the plaintiffs to settle their claims, it is likely that the complaint will be re-filed. Although the Company would vigorously defend this action, it cannot predict the outcome of these claims. Should the Company agree or otherwise be required to pay additional consideration to the plaintiffs, the Company may be required to account for the acquisition of ADNET using the purchase method, which would require the Company to restate its financial statements. The operating results of ADNET contributed $3.7 million in revenue and $0.3 million in net income for the first six months of 1996.

8.       SUBSEQUENT EVENT

         On August 2, 1996, the Company announced that it has commenced a private offering of $75 million principal amount of convertible subordinated notes due in 2003 (the "Offering"). The notes will be convertible, at the option of the holder, into shares of Midcom Common Stock. The interest rate and conversion price for the notes will be determined prior to the close of the Offering.

         If fully subscribed, the Offering is expected to close by the end of August, 1996. The net proceeds of the Offering are expected to be used to: (i) repay in full the bridge loan (the "Bridge Loan") with Transamerica Business Credit Corporation ("Transamerica"), (ii) repay in full the Company's revolving loans (the "Revolving Loans") under the Company's secured revolving credit facility with Transamerica and certain other lenders (the "Revolving Credit Facility"), (iii) acquire and install high capacity switches, (iv) bring current a number of existing payment obligations and (v) make payments to satisfy past shortfalls, and reduce the minimum commitment under, the Company's carrier supply contract with AT&T. The balance of the proceeds will be used for additional working capital, additional capital expenditures and general corporate purposes.

         The notes are being offered on behalf of Midcom to qualified institutional buyers under Securities and Exchange Commission Rule 144A, to certain accredited investors in transactions exempt from registration under the Securities Act, and to certain non-U.S. persons in offshore transactions under Regulation S of the Securities Act. The notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

9.       GOING CONCERN AND LIQUIDITY

         The Company incurred operating losses during each of the three years ended December 31, 1995 and, as of June 30, 1996, had an accumulated deficit of $97.7 million, a working capital deficit of $66.4 million and was in default with regard to certain agreements with its lenders. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

         As a result of its rapid growth, acquisition strategy, operating losses and other factors, the Company has required substantial working capital to fund its operations. To date, the Company has financed its operations principally through bank borrowings, subordinated debt, a capital lease facility and the net proceeds from its July 1995 initial public offering of common stock. The Company's available

                           MIDCOM COMMUNICATIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

sources of working capital consist of cash flow from operations and available borrowings under a Revolving Credit Facility (to the extent permitted by the lenders in light of existing defaults thereunder). Working capital requirements presently exceed cash flows from operations and available borrowings. Accordingly, the Company has sought extended payment terms from certain of its suppliers, delayed payments to many of its suppliers and other vendors, delayed or canceled purchases and taken other steps to conserve operating capital. As a result, suppliers and other vendors may place the Company on credit hold or take other actions, including the termination of their supply relationship with the Company or the initiation of collection actions. The Company has been in default of a number of the financial covenants under the revolving credit facility during 1996. The report of the Company's independent auditors with respect to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 states that the Company's recurring operating losses, working capital deficiency and credit agreement defaults raise substantial doubt about the Company's ability to continue as a going concern. The existence of the going concern paragraph in the independent auditors' report, as well as other covenant violations, give rise to defaults under the Company's Revolving Credit Facility. Although the lenders have continued to permit borrowings under the facility in spite of the existence of covenant violations, there can be no assurance that borrowings will continue to be permitted under the facility. The events of default under the credit facility trigger default clauses in certain capital lease obligations. All long-term debt in default has been classified as a current liability in the financial statements.

         The Company is uncertain how long cash flow from operations and borrowings under the Revolving Credit Facility will be sufficient to continue operations at current levels. However, these sources are not sufficient to repay a $15 million bridge loan due September 24, 1996 and fund remaining payments to sellers of customer bases. The Company's ability to continue as a going concern depends on its ability to reduce operating expenses, increase its gross margins and obtain additional working capital. The Company has taken steps to reduce expenses, curtail acquisition activities and reduce capital equipment expenditures. The Company and it's lenders have entered into an amendment to the Revolving Credit Facility which, conditioned on consummation of the Offering of convertible subordinated notes described in Note 8 above, and repayment of all borrowings under the Revolving Credit Facility and the Bridge Loan referred to above, will provide for the waiver of all existing covenant defaults, modify financial covenants to a level consistent with the Company's revised business plan and eliminate certain other financial covenants. The amendment also requires that the Company maintain minimum excess availability in an initial amount of $20 million for the months of August 1996 through 1997, declining in stages to $8 million for the months of September through November 1997.

         If the Company is not able to complete the Offering described in Note 8 above or obtain substantial additional working capital pursuant to some other financing arrangement, it will be forced to further curtail operations, refinance all or a portion of its existing debt, sell assets or seek extended payment terms from its vendors. There can be no assurance that the Company's lenders will waive existing or future covenant violations or continue to make borrowings available under the Revolving Credit Facility, that additional financing will be available on acceptable terms or, that the Company will be able to further reduce expenses, obtain payment terms from vendors or successfully complete other steps necessary to continue as a going concern. Any additional financing may involve substantial dilution to the interest of the Company's shareholders. The failure of the Company to complete the Offering or otherwise obtain sufficient funds to satisfy its cash requirements could force the Company to seek protection under the federal bankruptcy laws.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

         Statements in this Quarterly Report on Form 10-Q concerning future events, trends or expectations constitute forward-looking statements which are subject to a number of known and unknown risks and uncertainties which might cause actual results, performance or achievements of the Company or its industry to differ materially from those expressed or implied by such forward-looking statements. These include risks and uncertainties described under the caption "Risk Factors" identified by the Company from time to time in filings with the Commission, press releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of such statement. The Company undertakes no obligation to publicly release results of any revisions of such forward looking statements that may be made to reflect events or circumstances after the date of any such statement or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that certain items bear, except as noted, to total revenue:

                                             Three months ended     Six months ended
                                                  June 30,              June 30,
                                             ----------------------------------------
                                               1996      1995        1996      1995
- -------------------------------------------------------------------------------------
                                                       (Restated)           (Restated)
Revenue                                       100.0%     100.0%     100.0%     100.0%

Cost of revenue                                72.5       68.5       72.0       67.0
                                             -----------------      ----------------
Gross margin                                   27.5       31.5       28.0       33.0

Operating expenses:
     Selling, general and administrative       38.8       27.6       34.4       28.3
     Depreciation                               3.2        2.1        2.8        2.0
     Amortization                              19.3        2.9       17.6        3.0
     Settlement of contract dispute            21.6         --        9.4         --
     Restructuring charges                      1.5         --        2.4         --
     Loss on impairment of assets              46.0         --       20.0         --
                                             -----------------      ----------------
Operating loss                               (102.9)      (1.1)     (58.6)      (0.3)

Other expense:
     Interest expense                          (6.1)      (3.5)      (4.1)      (3.4)
     Other expense, net                        (0.4)      (0.6)      (0.3)      (0.4)
                                             -----------------      ----------------
                                               (6.5)      (4.1)      (4.4)      (3.8)
                                             -----------------      ----------------
Net loss                                     (109.4)      (5.2)     (63.0)      (4.1)
                                             =================      ================

         REVENUE. For the second quarter of 1996, the Company reported a 21.2% decrease in revenue to $40.8 million from $51.8 million reported in the second quarter of 1995. Year-to-date revenue of $93.9 million represents a 3.6% decrease from the $97.4 million reported for the same period in 1995. Second quarter 1996 revenue decreased $12.3 million from the first quarter 1996 revenue of $53.1 million due to customer attrition, the loss of a major reseller, and a dispute with the seller of an acquired customer base. The decrease in 1996 periods as compared to the year earlier periods is primarily attributable to customer attrition principally with respect to the Company's acquired customer bases.

         The Company expects that, over the next nine to twelve months, revenue will continue to decline due to customer attrition, seasonality and other factors. Due to its predominantly commercial customer base, the Company tends to experience decreases in customer usage and revenue around national holidays and traditional vacation periods. The Company anticipates revenue from existing customers during the last two quarters of the year to be lower than during the first two quarters. Historically, however, results have been affected more significantly by acquisitions of customer bases and growth through wholesale, direct and other sales channels than by seasonal factors.

         GROSS MARGIN. The Company's cost of revenue consists of the cost of services provided by local and interexchange carriers. Gross margin was 27.5% and 28.0% as a percent of total revenue for the quarter and six month periods in 1996, respectively, versus 31.5% and 33.0% for the same periods in 1995. Gross margin in the second quarter of 1996 decreased 1% from the 28.5% reported for the first quarter of 1996.

         The decline in gross margin is attributable to several factors, including an increase in wholesale revenue as a percentage of total revenue, which carry a lower gross margin percentage, and a decrease in revenue per minute as a result of changes in the mix of customers. These factors were offset in part by negotiation of price reductions with some of the Company's interexchange suppliers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of payroll and related expenses for administrative, customer support and marketing personnel, compensation costs for direct sales personnel, commissions and other costs related to indirect distribution and bad debt expense. Selling, general and administrative expenses increased 10.7% and 17.6%, respectively, in the second quarter and six month periods ended June 30, 1996 as compared to the corresponding 1995 periods. Selling, general and administrative expenses increased as a percentage of revenue during both 1996 periods as well. The increase in spending was due to several factors, including an increase in bad debt expense, an increase in legal, accounting and other professional fees and an increase in fees paid to third party billing agents. These increases were offset, in part, by reductions in commission expenses, marketing expenses and facilities-related costs. The Company employed 335 and 445 persons on a full-time basis as of June 30, 1996 and 1995, respectively.

         DEPRECIATION. Depreciation expense increased to $1.3 million in the second quarter of 1996 from $1.1 million in the same period of 1995. For the six months ended June 30, 1996, depreciation was $2.7 million versus $1.9 million in the same period of 1995. The increase is primarily attributable to the depreciation of computer systems and equipment related to the Company's billing and management information system which was placed into service in the second quarter of 1995. The increase was partially offset by the reduction in depreciation of telephone switching equipment due to the write-off of such equipment in the fourth quarter of 1995.

         AMORTIZATION. Amortization expense increased as a percentage of revenues to 19.3% in the second quarter of 1996 from 2.9% in the same period of 1995. Year-to-date amortization was $16.5 million in 1996 versus $3.0 million for the same period of 1995. In conjunction with the preparation of the first quarter financial statements, the Company completed a review of its accounting policies and practices, including those relating to intangible assets. Based on certain changes in circumstances that occurred in the first quarter, including turnover in personnel, reduction in sales force and continuing attrition of acquired customer bases, the Company determined that effective January 1,1996, a reduction in the estimated useful life of acquired customer bases from 5 years to 3 years was appropriate. The increase in amortization expense is a result of the change in the estimated useful life and amortization of customer bases, non-competition agreements and goodwill resulting from acquisitions completed in the second half of 1995.

         CHARGE RELATED TO ANTICIPATED SETTLEMENT OF CONTRACT DISPUTE. On July 19, 1996, the Company and AT&T executed a letter of intent to settle anticipated shortfalls of minimum commitments under the Company's supply contract with AT&T as well as all other pending disputes between the Company and AT&T and to negotiate a new contract pursuant to which the Company's minimum commitment to AT&T will be reduced from approximately $117 million to $17 million. The letter of intent also provides for the payment by the Company to AT&T of $8.8 million in two installments. The Company has recorded a charge of $8.8 million in the second quarter of 1996 with respect to this anticipated settlement. The settlement and other terms of the letter of intent will not be effective until the Company and AT&T have executed a mutually acceptable definitive agreement, which the parties intend to pursue during August 1996; however, there can be no assurance that a definitive agreement will be reached. See "--Liquidity and Capital Resources."

         RESTRUCTURING CHARGES. In March and April 1996, the Company made announcements regarding changes in senior management and the restructuring of its operations in order to reduce expenses to the level of available capital. These actions included the layoff of certain employees and contractors and the closure of 6 sales offices. As a result, the Company recorded a charge of $1.6 million during the first quarter 1996 and $0.6 million during the second quarter of 1996, the major components of which relate to severance and lease cancellation charges. Included in the restructuring charge is approximately $0.4 million relating to the extension of the time period to exercise outstanding stock options. As of June 30, 1996 $1.2 million of this restructuring charge remained in accrued liabilities to cover payments to be made in the future.

         LOSS ON IMPAIRMENT OF ASSETS. The Company periodically reviews the carrying value of its intangible assets in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based on certain changes in circumstances that occurred in 1996, including turnover in personnel, reduction in sales force and continuing attrition of acquired customer bases, the Company determined that effective January 1, 1996, a reduction in the estimated useful life of acquired customer bases from 5 years to 3 years was appropriate. Additionally, to the extent that the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized. In connection with such a review, the Company wrote-down certain acquired customer bases and recorded a loss on impairment of assets totaling $18.8 million during the second quarter of 1996.

         OTHER EXPENSES. Interest expense increased year-over-year primarily due to an increase in average borrowings outstanding, an increase in average interest rates, and $1.1 million in fees paid in connection with the Bridge Loan. At June 30, and March 31, 1996, the Company had outstanding interest-bearing obligations of $58.0 million and $62.1 million, respectively, as compared to $58.1 million as of December 31, 1995. The decrease in debt at June 30, 1996 was primarily due to steps taken to conserve operating capital and repayment of notes payable. The Company discontinued recording its share of the income or losses of the Russian joint venture as of December 31, 1995 as the investment was written down as of that date to its estimated current value of $2.0 million.

         INCOME TAXES. The Company has incurred losses for all periods presented. No tax benefit has been recorded with respect to these losses due to the uncertainty as to the utilization of Company's net operating loss carryforward.

         NET LOSS. The substantial increase in net loss in 1996 periods over the corresponding periods in 1995 is attributable to the declines in gross margin, the increases in operating expenses, the $18.8 million loss on impairment of assets related to acquired customer bases, the restructuring charges and anticipated settlement payments described above.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has experienced rapid growth, which has required substantial working capital to finance receivables, capital expenditures and acquisitions and service indebtedness. Given the Company's billing and collection cycle with its customers and suppliers, Midcom generally pays its underlying suppliers from thirty to forty-five days prior to the time it is paid by its customers for the same services. The Company has financed its growth with the proceeds from its July 1995 initial public offering, bank borrowings, subordinated debt, vendor financing, loans from shareholders, capital leases, cash flow from operations, and the issuance of Common Stock and assumption of indebtedness in connection with acquisitions of businesses and customer bases.

         The Company's cash balances were $1.4 million at June 30, 1996 versus $1.1 million at March 31, 1996 and December 31, 1995. Net cash used in operations was $0.2 million for the first six months of 1996 versus $3.4 million generated by operations in the first half of 1995. During the first six months of 1996, the Company experienced operating losses and incurred interest expenses which resulted in a use of cash in operating activities. The Company reduced its unbilled receivables balances from $28.0 million as of December 31, 1995 to $10.7 million as of June 30, 1996. This was primarily attributable to a reduction in the backlog of billings which built up during the second half of 1995, and a reduction in the run rate of monthly revenue.

         During the first six months of 1996, the Company invested $1.1 million to purchase property, plant and equipment compared to $5.2 million for the same period the prior year. In 1995, the Company used $1.9 million in business and customer base acquisitions and $1.1 million in advances to a joint venture. In 1996, no similar investments were made. For the first six months of 1996, the Company received $2.3 million in proceeds in connection with the exercise of stock options and the purchase of shares under the Company's stock purchase plan versus $25,000 received in the first six months of 1995.

         The Company has experienced significant losses since its inception. As a result of these losses, the billing and collection cycle with its customers, acquisition strategy and other factors, the Company has required substantial external working capital. At the date of this report, the Company's available sources of working capital consisted of cash flows from operations and expected available borrowings under its Revolving Credit Facility. Working capital requirements currently exceed cash flows from operations and available borrowings. Accordingly, the Company has sought extended payment terms from certain of its suppliers, delayed payments to many of its suppliers and other vendors, delayed or canceled purchases and taken other steps to conserve operating capital. As a result, suppliers may place the Company on credit hold or take other actions.

         In connection with the resignation of Ashok Rao, the Company's former President and Chief Executive Officer, the Company has elected to repurchase 885,360 shares of common stock held by Mr. Rao and certain trusts established by Mr. Rao at a price equal to the fair market value of such common stock on the date of Mr. Rao's resignation, as determined by arbitration, to be paid ratably over a period of 36 months. The Company's election to repurchase such shares of common stock will adversely affect the Company's liquidity. In addition, the unpaid balance of a promissory note delivered to Cherry Communications in connection with the acquisitions of two customer bases is approximately $10.2 million, of which $9.0 million may be paid in cash or by delivery of shares of the Company's common stock, as the Company may elect, and the remaining $1.2 million is subject to certain hold-back arrangements. The acquired customer bases have not generated required minimum revenue levels and Cherry Communications has failed to remit to the Company collections received by Cherry Communications from a portion of the acquired customers. Accordingly, the Company has withheld the final three installment payments for the second of the two acquisitions, payment of the invoices for carrier services for the acquired bases (approximately $7.5 million through June 30, 1996) and accrued customer service charges through June 30, 1996 of $720,000. Negotiations between Cherry Communications and the Company failed to produce a settlement of these disputes and Cherry Communications has filed suit against the Company seeking to recover the alleged past due amounts. See "Note 7 -- Disputes and Litigation" in Item 1 of Part I. The Company is also obligated to pay up to $2.0 million additional cash pursuant to a customer base purchase agreement upon attainment of specified revenue levels by such customer base, and a payment of a maximum of $2.0 million to the former shareholder of Cel-Tech in the event that the Company sells or transfers a majority of Cel-Tech's voting stock.

         As of June 30, 1996, Midcom's minimum volume commitment under its supply contract with AT&T, its largest supply contract, was $117.0 million. The Company estimates that, as of the next measurement date on September 30, 1996, it will be in shortfall of its minimum commitments to AT&T by approximately $27.6 million based upon current contract requirements. However, on July 19, 1996, the Company and AT&T executed a letter of intent to settle this anticipated liability as well as all other pending disputes between the Company and AT&T, and to negotiate a new contract pursuant to which the Company's minimum commitment to AT&T will be $17.0 million. The letter of intent also provides for the payment by the Company to AT&T of $8.8 million payable in two installments. The first payment of $5.0 million will be due on the earlier of March 31, 1997 or 30 days after the Company completes a financing, and the remaining of balance of $3.8 million will be due within 30 days of Midcom announcing quarterly gross revenue in excess of $75 million, or upon completion of a change in control. In addition, Midcom will obtain more favorable pricing for certain network services provided by AT&T. Pursuant to the same letter of intent, Midcom and AT&T have negotiated a payment schedule for overdue payments which will bring the Company's obligations to AT&T current by the middle of October 1996. The settlement and new rate structure will not be effective until the Company and AT&T have executed an mutually acceptable definitive agreement, which the parties intend to pursue during August 1996; however, there can be no assurance that a definitive agreement will be reached.

         The Company has a Revolving Credit Facility under which borrowings of up to $43 million are available, subject to a borrowing base limitation of 85% of eligible accounts receivable and other financial ratios. As of the date of this report, the Company's lenders were continuing to permit borrowings under the Revolving Credit Facility in spite of the existence of financial and other covenant violations. As of August 12, 1996, revolving loans in the aggregate of approximately $23.0 million were outstanding and approximately $3.0 million was available based on the borrowing base at such date. Available borrowings fluctuate from day to day based on the timing of cash collections and payments. Pursuant to an amendment to be effective on consummation of the Offering described in Note 8 - Subsequent Event in Item 1 of Part I above, and conditioned upon the repayment of the Bridge Loan referred to below and all borrowings under the Revolving Credit Facility, borrowings under this facility will be subject to a borrowing base limitation of 85% of the Company's eligible accounts receivable less minimum excess availability requirements of $20.0 million for the months of August 1996 through February 1997 which decline in stages to $8.0 for the months of September through November 1997. This facility expires on November 8, 1997. As of August 12, 1996, assuming completion of the Offering and repayment in full all of the Revolving Credit Facility and the Bridge Loan, and after giving effect to the amendment, the Company would have had a borrowing base of approximately $26.0 million and maximum borrowing availability, net of the minimum excess availability requirements, of approximately $6.0 million. There can be no assurance that the Offering will be completed.

         On March 28, 1996, Transamerica, one of the lenders under the Revolving Credit Facility, provided the Bridge Loan to the Company of $15.0 million in consideration of a loan fee of $500,000. Although the Bridge Loan was originally due in full on April 27, 1996, the Company has the right to extend the due date for additional 30-day periods upon payment of an additional fee of $200,000 for each such extension, with final payment of the Bridge Loan due by September 24, 1996. Four 30-day extension have been exercised by the Company

         The Company also is in default under certain other equipment lease facilities having outstanding balances of approximately $3.7 million at June 30, 1996. As a result, the capitalized lease obligations under these facilities have been classified as short-term obligations on the Company's balance sheet at June 30, 1996. As a result of these defaults, the Company is not permitted to incur additional obligations under these facilities and could be required to repay all amounts outstanding under these facilities. The Company is currently in the process of attempting to resolve these defaults. There can be no assurance, however, that a resolution favorable to the Company will be obtained.

         The report of the Company's independent auditors with respect to the Company's Consolidated Financial Statements for the year ended December 31, 1995 states that the Company's recurring operating losses, working capital deficiency and past defaults under the Revolving Credit Facility raise substantial doubt about the Company's ability to continue as a going concern. The Company's Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The nature of this opinion itself constitutes a default under the Revolving Credit Facility. Subject to consummation of the Offering and the application of the net proceeds therefrom to the repayment in full of the Bridge Loan and the Revolving Loans, the lenders under the Revolving Credit Facility have agreed, to waive all existing defaults and amend all financial covenants to be consistent with the Company's revised business plan.

         Midcom anticipates that the net proceeds from the Offering, if completed, will be used as follows: (i) $15.0 million to repay in full the Bridge Loan, (ii) approximately $23.0 million to repay in full the Revolving Loans (based on the aggregate principal amount of Revolving Loans outstanding as of August

12, 1996), (iii) approximately $22.0 million to acquire and install high capacity switches, (iv) approximately $7.0 million to bring current a number of existing payment obligations and (v) $5.0 million to pay the first installment of an $8.8 million payment in connection with the satisfaction of past shortfall and reduction of the minimum commitment under the Company's carrier supply contract with AT&T. The balance of the proceeds will be used for additional working capital, additional capital expenditures and general corporate purposes. There can be no assurance that the Offering will be completed. The Company expects that it will require between $40.0 million and $50.0 million during the next two years in order to fund (i) operating losses, (ii) working capital requirements and (iii) capital expenditures, including the amount indicated above to acquire and install high capacity switches. The Company expects that funds available to it after the application of the net proceeds from the Offering, together with funds available under the Revolving Credit Facility and cash flows from operations, will be sufficient to fund these requirements for the next 18 to 24 months. However, the exact amount and timing of these capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits and payment terms obtained from the Company's suppliers and the timing of capital expenditures associated with the planned installation of new switching facilities. Further, there can be no assurance that the Revolving Credit Facility will continue to be available to the Company or that the net proceeds from the Offering together with funds available under the Revolving Credit Facility and cash flows from operations will be sufficient to fully implement the Company's new operating strategy or meet its other capital requirements. If (i) the Company experiences greater than anticipated capital requirements, (ii) the Offering is not completed in the near future,
(iii) the Company is determined to be liable for, or otherwise agrees to settle or compromise, any material claim against it, (iv) it is unable to make future borrowings under the Revolving Credit Facility for any reason or (v) the implementation of the Company's new operating strategy fails to produce the anticipated cash flows from operations, the Company may be required to refinance all or a portion of its existing debt, sell assets or obtain additional equity financing. There can be no assurance that any such refinancing or asset sales would be possible or that the Company will be able to obtain additional equity or debt financing, if and when needed, on terms that the Company finds acceptable. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders. The failure of the Company to complete the Offering, one or more of such alternatives or otherwise obtain sufficient funds to satisfy its cash requirements could prevent the Company from implementing its operating strategy and, ultimately, could force the Company to seek protection under the federal bankruptcy laws. Such events would materially and adversely affect the value of the Company's debt and equity securities.

ADOPTION OF  ACCOUNTING STANDARDS

         In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." This pronouncement establishes accounting and reporting standards for stock-based employee compensation plans, including stock purchase plans, stock options and stock appreciation rights. This standard defines a fair value based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. Companies may elect to adopt this standard or to continue accounting for these types of equity instruments under current guidance, APB Opinion No. 25, "Accounting for Stock Issued to Employees." Companies which elect to continue using the rules of APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if this new statement had been applied. Effective January 1, 1996, the Company adopted Statement 123 and elected to continue following the guidance of APB Opinion No. 25.

PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

         See "Note 7 -- Disputes and Litigation" in Item 1 of Part I above.

Item 3.           Defaults Upon Senior Securities

         See "Liquidity and Capital Resources" in Item 2 of Part I above.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                           Exhibit 11: Computation of Net Loss Per Share.

                  (b)  Reports on Form 8-K

                  1) Current report on Form 8-K and Amendments Nos. 1 and 2 to Form 8-K filed with the Commission on January 11, 1996, March 13, 1996 and April 1, 1996, respectively, regarding the Company's acquisition of ADNET Telemanagement, Inc.

                  2) Report on Form 8-K filed with the Commission on August 2, 1996 reporting preliminary results for the quarter ended June 30, 1996 and other matters.

                  3) Report on Form 8-K filed with the Commission on August 9, 1996 regarding the complaint filed by the former shareholders of ADNET Telemanagement.

                                        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MIDCOM Communications Inc.
                                                 (Registrant)

                                       /s/     Robert J. Chamberlain
                                       -----------------------------
Date:  August 14, 1996                         Robert J. Chamberlain
       ---------------                         Senior Vice President &
                                               Chief Financial Officer

                           MIDCOM COMMUNICATIONS INC.

                                  EXHIBIT INDEX

Exhibit No.                 Description

     11                     Computation of Net Loss Per Share
     27                     Financial Data Schedule