Form 10-Q
period 1996-09-30
MIDCOM COMMUNICATIONS INC
filed 1996-11-14
CIK 943357

________________________________________________________________________________



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          _____________________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the Quarterly Period Ended September 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the Transition Period from __________ to ____________ .

                        Commission File Number: 000-26118

                          _____________________________



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



       Registrant's telephone number, including area code: (206) 628-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                                 Outstanding at October 31, 1996
   -----------------------------------------------            -------------------------------
           Common Stock, $0.0001 par value                               15,799,515



                               Page 1 of 25 pages.
                            Exhibit Index at Page 26.

                           MIDCOM COMMUNICATIONS, INC.

                                    FORM 10-Q

                For the Quarterly Period Ended September 30, 1996

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                              3

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         14

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 22

Item 3.     Defaults Upon Senior Securities                                   22

Item 4.     Submission of Matters to a Vote of Security Holders               22

Item 6.     Exhibits and Reports on Form 8-K                                  24

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


                           MIDCOM COMMUNICATIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands)                                                      September 30, 1996    December 31, 1995
-----------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                            $  48,138             $  1,083
    Accounts receivable, less allowance for doubtful accounts
       of $8,026 and $10,581, respectively                                  20,266               51,814
    Due from related parties                                                    71                  502
    Prepaid expenses and other current assets                                2,266                2,510
                                                                         ---------             --------
          Total current assets                                              70,741               55,909

    Property, plant and equipment, net                                      10,130               13,719
    Investments in joint venture                                                --                2,000
    Intangible assets, less accumulated amortization
       of $34,646 and $12,812, respectively                                 22,098               60,781
    Other assets and deferred charges, net                                   3,795                  922
                                                                         ---------             --------
                                                                         $ 106,764             $133,331
                                                                         ---------             --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                     $   6,222             $  7,397
    Carrier accounts payable                                                21,437               32,534
    Accrued expenses and other current liabilities                           9,299                9,613
    Notes payable                                                           10,963               14,576
    Current portion of long-term obligations                                 2,962               41,721
                                                                         ---------             --------
       Total current liabilities                                            50,883              105,841

Long-term obligations, less current portion                                  1,889                1,844
Convertible subordinated notes payable                                      97,743                   --
Other long-term liabilities                                                  5,948                1,847

Shareholders' equity (deficit)
    Common stock                                                            66,831               62,400
    Deferred compensation                                                     (522)                 (13)
    Accumulated deficit                                                   (116,008)             (38,588)
                                                                         ---------             --------
                                                                           (49,699)              23,799
                                                                         ---------             --------
                                                                         $ 106,764             $133,331
                                                                         =========             ========





           See notes to condensed consolidated financial statements.

                           MIDCOM COMMUNICATIONS INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                            Three months ended            Nine months ended
                                                               September 30,                 September 30,
                                                          -----------------------      ------------------------
(In thousands, except per share data)                       1996          1995           1996           1995
-------------------------------------                     --------      ---------      ---------      ---------
                                                                       (Restated)                     (Restated)

Revenue                                                   $ 30,730      $  50,029      $ 124,590      $ 147,409

Cost of revenue                                             22,292         35,379         89,828        100,661
                                                          --------      ---------      ---------      ---------
Gross profit                                                 8,438         14,650         34,762         46,748

Operating expenses:
     Selling, general and administrative                    15,734         15,171         48,048         42,654
     Depreciation                                            1,653          1,242          4,327          3,180
     Amortization                                            5,321          2,244         21,857          5,204
     Settlement of contract dispute                             --             --          8,800             --
     Restructuring charges                                      --             --          2,220             --
     Loss on impairment of assets                            2,000             --         20,765             --
                                                          --------      ---------      ---------      ---------
                                                            24,708         18,657        106,017         51,038
                                                          --------      ---------      ---------      ---------

Operating loss                                             (16,270)        (4,007)       (71,255)        (4,290)

Other income (expense)
     Interest expense, net                                  (2,049)          (759)        (5,959)        (4,105)
     Equity in loss of joint venture                            --           (113)            --           (279)
     Other income (expense), net                                60            (24)          (206)          (252)
                                                          --------      ---------      ---------      ---------
                                                            (1,989)          (896)        (6,165)        (4,636)
                                                          --------      ---------      ---------      ---------
Loss before provision for income taxes
     and extraordinary item                                (18,259)        (4,903)       (77,420)        (8,926)
Provision for income taxes                                      --             18             --             18
                                                          --------      ---------      ---------      ---------
Loss before extraordinary item                             (18,259)        (4,921)       (77,420)        (8,944)

Extraordinary item:  loss on early redemption of debt           --         (2,992)            --         (2,992)
                                                          --------      ---------      ---------      ---------
Net loss                                                  $(18,259)     $  (7,913)     $ (77,420)     $ (11,936)
                                                          ========      =========      =========      =========

Per share amounts:
     Loss before extraordinary item                       $  (1.16)     $   (0.34)     $   (5.01)     $   (0.77)
     Extraordinary item                                         --          (0.21)            --          (0.25)
                                                          --------      ---------      ---------      ---------
Net loss                                                  $  (1.16)     $   (0.55)     $   (5.01)     $   (1.02)
                                                          ========      =========      =========      =========


                                                          --------      ---------      ---------      ---------

Weighted average common
     shares outstanding                                     15,681         14,373         15,442         11,648
                                                          ========      =========      =========      =========





           See notes to condensed consolidated financial statements.

                           MIDCOM COMMUNICATIONS INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                     Nine months ended September 30,
(In thousands)                                                              1996          1995
--------------                                                            --------      --------
                                                                                        (Restated)

Net cash provided by (used in) operating activities                       $ (6,591)     $    992
                                                                          --------      --------

Investing activities:
     Purchases of plant and equipment                                       (1,729)       (6,648)
     Net assets acquired in business and customer base acquisitions             --       (10,458)
     Investment in and advances to joint venture                                --        (2,524)
     Proceeds from sale of customer base                                       692            --
     Other, net                                                                (19)           --
                                                                          --------      --------
        Net cash used in investing activities                               (1,056)      (19,630)
                                                                          --------      --------

Financing activities:
     Repayment of notes payable                                             (3,946)      (12,153)
     Proceeds from notes payable                                               333            --
     Proceeds from long-term obligations                                    15,000         8,695
     Repayment of long-term obligations                                    (53,687)      (22,695)
     Proceeds from issuance of convertible subordinated notes payable       97,743            --
     Deferred financing costs                                               (3,569)          (80)
     Proceeds from common stock issued for stock
        purchase plan and stock options                                      2,828           329
     Proceeds from issuance of common stock                                     --        53,986
     Preferred stock redemption                                                 --        (8,597)
     Distributions to shareholders of acquired companies                        --          (287)
                                                                          --------      --------
        Net cash provided by financing activities                           54,702        19,198
                                                                          --------      --------

Net increase in cash                                                        47,055           560
Cash at beginning of period                                                  1,083           960
                                                                          --------      --------
Cash at end of period                                                     $ 48,138      $  1,520
                                                                          ========      ========




            See notes to condensed consolidated financial statements.

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.          BASIS OF PRESENTATION

            The accompanying condensed consolidated financial statements include the accounts of MIDCOM Communications Inc. and its wholly-owned subsidiaries, collectively referred to as "Midcom" or the "Company." The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 16, 1996, as subsequently amended.

            The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

            The Company incurred operating losses during each of the three years ended December 31, 1995 and, as of September 30, 1996, had an accumulated deficit of $115.9. The report of the Company's independent auditors with respect to the Company's Consolidated Financial Statements for the year ended December 31, 1995 states that the Company's recurring operating losses, working capital deficiency and past credit facility defaults raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

2.          LOSS ON IMPAIRMENT OF ASSETS

            The Company periodically reviews the carrying value of its long-term assets in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." To the extent that the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized. In connection with such a review, the Company wrote-down certain acquired customer bases, equipment, and investment in a joint venture, and recorded a loss on impairment of assets totaling $20.8 million during 1996.

3.          SETTLEMENT OF CONTRACT DISPUTE

            As of September 30, 1996, Midcom's minimum volume commitment under its supply contract with AT&T Corp. ("AT&T"), its largest supply contract, was $117.0 million. The Company estimated that, as of the last measurement date on September 30, 1996, it would have been in shortfall of its minimum commitments to AT&T by approximately $27.6 million based on then current contract requirements. However, on October 31, 1996, the Company and AT&T executed a Release and Settlement Agreement pursuant to which substantially all disputes between the Company and AT&T have been resolved. Also on October 31, 1996, the Company and AT&T executed a new carrier contract pursuant to which the Company's minimum commitment to AT&T was reduced to $13.3 million to be used over the eighteen month period immediately following execution of the agreement. In addition, the new carrier contract provides for more favorable pricing for certain network services provided by AT&T. In consideration for the terms of the settlement and the new rate structure, the Company is required to pay AT&T $8.8 million payable in two installments. The first payment of $5.0 million was made on November 6, 1996, and the remaining balance of $3.8 million will be due within 30 days of Midcom announcing quarterly gross revenue in excess of $75.0 million, or upon completion of a change in control.

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.          RESTRUCTURING CHARGES

            In March and April 1996, the Company made announcements regarding changes in senior management and the restructuring of its operations in order to reduce expenses to the level of available capital. These actions included the layoff of certain employees and contractors and the closure of 6 sales offices. As a result, the Company recorded a charge of $1.6 million during the first quarter 1996 and $0.6 million during the second quarter of 1996, the components of which relate primarily to severance and lease cancellation charges. Included in the first quarter restructuring charge is approximately $0.4 million relating to the extension of the time period to exercise outstanding stock options. As of September 30, 1996, $1.0 million of this restructuring charge remained in accrued liabilities.

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

            In addition, since March 31, 1995, the Company has supplemented its growth through several acquisitions of smaller providers of telecommunications services. Certain of these acquisitions included the purchase of substantially all of the operating assets of the acquired business including customer bases, and in other situations, only specific customer bases were acquired. All such acquisitions have been accounted for using the purchase method with the excess of the purchase costs over the net tangible assets acquired being primarily allocated to acquired customer bases, non-competition agreements and goodwill. Financial results from the acquired operations have been included in the Company's results from the respective dates of acquisition. As a result, the financial results for the 1996 and 1995 periods presented are not directly comparable.

            In connection with several of the transactions described above, the Company has an obligation to issue or release from escrow up to a maximum of 178,632 additional shares of its common stock upon the satisfaction of certain contingencies. Such contingencies include, among other things, maintenance of specified revenue levels for the acquired customer base, adjustment of liabilities assumed and receivables purchased, and satisfaction of general representations and warranties. The contingency periods range from six months to two years. The Company was also obligated to pay additional cash pursuant to a customer base purchase agreement, based upon revenue levels for such customer base. In October 1996, $1.2 million was paid to satisfy this obligation. In addition, in the event of the sale or transfer of the majority of the voting stock of Cel-Tech International Corp. ("Cel-Tech), a subsidiary of the Company, a payment of a maximum of $2.0 million would become payable to the former shareholder.

            In accordance with applicable accounting standards, the common stock or other consideration payable under the contingency arrangements has not been included in the determination of purchase price, nor have the shares been considered outstanding for purposes of earnings per share calculations. Additional consideration will be recorded when the outcome of a contingency is determined.

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



            The Company is also obligated in certain cases to issue additional shares of its common stock in the event that the market price of such stock, when the shares become registerable, is less than the price at the acquisition dates. Based on a closing stock price of $10.75 as of November 8, 1996 for the Company's common stock, approximately 198,577 additional shares would be issuable as a result of these obligations.

6.          NET LOSS PER SHARE

            Net loss per share is based on the weighted average number of common and equivalent shares outstanding using the treasury stock method and the number of shares issued in the Company's initial public offering whose net proceeds were used to redeem the Series A Redeemable Preferred Stock. Common stock equivalents are excluded from the calculation of net loss per share due to their antidilutive effect except that pursuant to the requirements of the Commission, common and equivalent shares issued during the twelve month period prior to the filing with the Commission of the registration statement with respect to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to the completion of the Company's initial public offering in July 1995 using the treasury stock method.

7.          DISPUTES AND LITIGATION

            CLASS ACTION LAWSUIT. The Company, its Chairman of the Board of Directors and largest shareholder, the Company's former President, Chief Executive Officer and director, and the Company's former Chief Financial Officer are named as defendants in a securities action filed in the U.S. District Court for the Western District of Washington (the "Complaint"). The Complaint purports to be filed on behalf of a class of purchasers of the Company's Common Stock during the period beginning on July 6, 1995, the date of the Company's initial public offering, and ending on March 4, 1996 (the "Class Period"). An amended complaint (the "Amended Complaint") was filed on July 8, 1996. The Amended Complaint alleges, among other things, that the registration statement and prospectus relating to the Company's initial public offering contained false and misleading statements concerning the Company's billing software and financial condition. The Amended Complaint further alleges that, throughout the Class Period, the defendants inflated the price of the Common Stock by intentionally or recklessly making material misrepresentations or omissions which deceived the public about the Company's financial condition and prospects. The Amended Complaint alleges claims under the Securities Act and the Exchange Act as well as various state laws, and seeks damages in an unstated amount. Defendants filed a motion to dismiss on August 7, 1996 and filed a reply to plaintiffs' opposition on September 18, 1996. Oral arguments were heard on November 1, 1996. All discovery proceedings are stayed until defendants' motion to dismiss is acted on by the Court. While the Company believes that it has substantive defenses to the claims in the Amended Complaint and intends to vigorously defend this lawsuit, it is unable to predict the outcome of this action.

            SEC INVESTIGATION. The Company was informed in May 1996 that the Commission was conducting an informal inquiry regarding the Company's initial public offering and the restatement of its 1995 third quarter results. The Company has voluntarily provided the documents requested by the Commission, but has not been informed whether or not the Commission intends to commence a formal action against the Company or any of its affiliates. The Company is, therefore, unable to predict the ultimate outcome of the investigation. In the event that the Commission elects to initiate a formal enforcement proceeding, the Company and its officers could be subject to civil or criminal sanctions including monetary penalties and injunctive measures. Any such enforcement proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



            FRONTIER LAWSUIT. On August 19, 1996 the Company was served with a complaint filed in the U.S. District Court for the Eastern District of Michigan by Frontier Corporation ("Frontier"). This complaint names as defendants the Company and eleven individuals, all of whom are former employees of Frontier. These individuals include William H. Oberlin, the President and Chief Executive Officer and a director of the Company, Charles I. Gragg III, the Executive Vice President of Marketing of the Company, and nine other employees of the Company. The complaint alleges, among other things, that: (i) certain of the individual defendants, with the acquiescence and active assistance of the Company, have engaged in a systematic strategy to hire key employees and independent contractors of Frontier in violation of various written agreements; (ii) the individual defendants have used confidential information belonging to Frontier in their new employment with Midcom in violation of written agreements and fiduciary duties and (iii) Mr. Oberlin has breached fiduciary duties as a former employee and officer of Frontier and breached obligations under an employment agreement with Frontier. The complaint further alleges that: (i) Midcom is in violation of a non-disclosure agreement between Frontier and Midcom by virtue of its alleged use of confidential information of Frontier obtained through employees hired from Frontier and otherwise; (ii) Midcom has aided and abetted Mr. Oberlin's alleged breaches of fiduciary duties and (iii) Midcom and the other defendants have tortuously interfered in Frontier's contractual relationships with various Frontier employees and contractors. The complaint seeks: (i) that the defendants be preliminarily and permanently enjoined from breaching their respective agreements with Frontier; (ii) that Midcom be enjoined from aiding and abetting certain alleged breaches of fiduciary duties;
(iii) an order that the defendants hold all profits which Midcom earns as a result of its hiring of the individual defendants and other Frontier employees as constructive trustees for the benefit of Frontier; (iv) an accounting of all profits realized by Midcom as a result of its hiring of the defendants and other Frontier employees; (v) a declaratory judgment on its various claims; (vi) damages in an unspecified amount; (vii) Frontier's costs, including reasonable attorney's fees, incurred in bringing the action; and (viii) other appropriate relief. The Company intends to vigorously defend this action. Based on the Company's review of the allegations in the complaint and the underlying facts, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

            ADNET LAWSUIT. On August 1, 1996, a lawsuit was filed in the Superior Court of the State of California for the County of Orange against the Company, the Company's former President and Chief Executive Officer and other defendants to be named at a later date by David and Maria Wiegand, the former shareholders of Adnet. The plaintiffs agreed to dismiss this action without prejudice as described below. Adnet was acquired by the Company on December 29, 1995 in exchange for 453,250 shares of Common Stock, of which 45,325 shares (the "Adnet Escrow Shares") were placed in escrow to be held until December 28, 1996 for satisfaction of certain contingencies. Adnet provides long distance services to medium-to-large businesses. The acquisition was accomplished through the merger of Adnet into the Company and has been accounted for as a pooling of interests. On October 1, 1996, Mr. Wiegand resigned as vice president of the Company. He had been in charge of the operations of the Adnet division since its acquisition by Midcom. At the date of closing of this acquisition, the last reported sale price for the Company's Common Stock as reported by Nasdaq National Market was $18.25. During 1996 (through October 31, 1996), the Common Stock has traded as low as $6.50 per share. The complaint alleged intentional misrepresentations, intentional concealment of facts, negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing and violation of California Securities Laws in connection with the acquisition. The plaintiffs sought recovery of monetary damages in an amount which the plaintiffs describe as "not yet ascertainable, but potentially [in excess of] $10,000,000." The plaintiffs furthermore sought rescission of the Merger Agreement, restoration of all consideration paid by the plaintiffs to the Company pursuant to the Merger Agreement, an order enjoining the Company from undertaking any acts which would further merge Adnet into the Company, and which would prevent the plaintiffs from being accorded full relief upon rescission of the Merger Agreement, punitive damages in an amount to be determined at trial and attorneys' fees and other costs and expenses of suit.

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



            The plaintiffs' claims are based in part on the restatement by the Company of its financial results for the third quarter and the nine months ended September 30, 1995 from those reported in its Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 as originally filed in November 1995. The restated results, which were first announced in March 1996, reflected a $3.3 million reduction in revenue and $4.5 million reduction in accounts receivable for the quarter and the nine months ended September 30, 1995. These and other adjustments resulted in the Company's net loss for the quarter and the nine months ended September 30, 1995 being increased from $3.8 million and $8.0 million, respectively, to $8.3 million and $12.5 million, respectively. The Company had represented in the Merger Agreement with Adnet that the financial statements included in its filings with the Commission "fairly present the . . . financial position of MIDCOM . . . as of the dates thereof and its . . . results of operations and cash flow for the periods then ended . . . are correct and complete in all respects."

            On August 8, 1996 the Company and the plaintiffs entered into an agreement whereby the plaintiffs agreed to dismiss the complaint without prejudice and not to re-file the complaint before August 31, 1996, and the parties agreed to meet before August 31, 1996 to pursue a negotiated settlement of the plaintiffs' claims. In connection with the execution of this agreement, the Company agreed to release the Adnet Escrow Shares to the plaintiffs. Although as of the date of this Quarterly Report, the plaintiffs have not re-filed their complaint, the parties have not negotiated a settlement to the plaintiffs' claims. If the Company is unable to reach an agreement with the plaintiffs to settle their claims, it is likely that the complaint will be re-filed. Although the Company would vigorously defend this action, it cannot predict the outcome of these claims.

            CHERRY COMMUNICATIONS LAWSUIT. In September and December 1995, the Company acquired two significant customer bases from Cherry Communications Incorporated ("Cherry Communications"). The first transaction ("Cherry I") provided for the purchase of long distance customer accounts having monthly revenue for the three months preceding the date of closing of $2.0 million, net of taxes, customer credits and bad debt. The second transaction ("Cherry II") provided for the purchase of long distance customer accounts having monthly revenue which were to average $2.0 million per month over the 12 months following the transaction, net of taxes, customer credits and bad debt. The Company is responsible for the underlying carrier costs associated with the customer traffic acquired from Cherry Communications at a rate which would yield to the Company a gross profit on such traffic at an agreed rate. The purchase price payable with respect to Cherry I was a total of $10.5 million, of which $5.5 million was paid in cash and the balance was paid by the delivery of 317,460 shares of Common Stock (subject to a possible increase in such number based on the future value of the Common Stock), of which 126,984 shares are held in escrow to be applied to indemnity claims or to cover shortfalls in revenue from the $2.0 million monthly average. The purchase price for Cherry II was $18.0 million, of which $7.0 million has been paid in cash. Additional installments of $3.4 million were due in February, March and April of 1996, of which $400,000 of each installment was to be placed in an escrow account for satisfaction of indemnity claims or to cover shortfalls in revenue from the $2.0 million monthly average. The parties later agreed that the Company could pay up to $9.0 million of the Cherry II payments either in cash or by delivery of shares of Common Stock, although the terms of the Revolving Credit Facility, as described below, prohibit the Company from paying any portion of this obligation in cash without the lenders' prior written consent. Separately, the Company also agreed to pay Cherry Communications $40,000 per month per customer base for servicing customer accounts on behalf of the Company. The acquired customer bases have not generated the required minimum revenue levels and Cherry Communications has failed to remit to the Company collections received by Cherry Communications from a portion of the acquired customers. Accordingly, the Company has withheld the final three installment payments for Cherry II (a total of $9.0 million excluding escrowed sums), payment of invoices for carrier service for the acquired bases (up to $11.4 million through September 30, 1996) and accrued customer service charges through September 30, 1996 of $840,000. Negotiations between Cherry Communications and the Company failed to produce a settlement of these disputes.

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



            Cherry Communications filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division. In its First Amended Complaint filed on July 18, 1996, Cherry Communications seeks recovery of (i) approximately $7.2 million plus interest and attorneys' fees alleged to be due and owing under a Rebiller/Reseller Agreement for Switched Services between Cherry Communications and the Company,
(ii) approximately $9.0 million plus interest and attorney's fees alleged to be due and owing under the November 1, 1995 Customer Base Purchase and Sale Agreement between Cherry Communications and the Company (the "Cherry II Agreement"), and a Promissory Note executed in connection with the Cherry II Agreement, (iii) customer service charges of $40,000 per month for each month of customer service Cherry Communications has provided to the Company under the September 1, 1995 Customer Base Purchase and Sale Agreement between Cherry Communications and the Company (the "Cherry I Agreement"); and (iv) customer service charges of $40,000 per month for each month of customer service Cherry Communications has provided to the Company under the Cherry II Agreement. It is the position of the Company that Cherry Communications has breached its obligations under the Cherry I Agreement and the Cherry II Agreement by among other breaches (i) failing to sell Midcom customer bases having the average monthly revenues required by the customer base agreements, and (ii) failing to remit to Midcom monies collected from the customer bases. It is also the position of the Company that, as a result of Cherry Communication's breaches of the Cherry I Agreement and the Cherry II Agreement, as amended by certain addenda, that the Company has substantial offsets and counterclaims against Cherry Communications. The Company is attempting to negotiate a resolution of the disputes. In the event that a settlement is not reached, the Company intends to vigorously defend the lawsuit filed by Cherry Communications. However, the Company is unable to predict the outcome of this lawsuit.

            CEL-TECH LAWSUIT. On April 30, 1996, a lawsuit was filed in the Superior Court of the State of Washington, King County, against the Company and certain of its officers and directors by the former owner of Cel-Tech seeking rescission of his sale of Cel-Tech to the Company. The complaint alleged misrepresentation of facts concerning the value of the Company's Common Stock and breach of contract. In addition to rescission of the sale transaction, plaintiff sought unspecified damages and an injunction placing Cel-Tech under the plaintiff's control until resolution of the dispute. The Plaintiff has filed a second amended complaint in order to seek damages in lieu of rescission. On October 28, 1996, the Court dismissed without prejudice the plaintiff's claim for rescission under the Washington Securities Act; however, the case continues with respect to the plaintiff's breach of contract and fraud claims. The Company believes there is no merit to the allegations in the portion of the amended complaint which has not been dismissed, and plans to file a motion for summary judgment with respect to the amended complaint and to otherwise vigorously defend this lawsuit. However, the Company is unable to predict the outcome of this lawsuit.

            DISCOM LAWSUIT. On July 2, 1993, a complaint was filed in the Superior Court of the State of New Jersey, Bergen County, Law Division, by Discom Corporation ("Discom") against the Company, Paul Pfleger, who is the largest shareholder and Chairman of the Board of Directors, and Pamcom, Inc., a corporation wholly owned by Mr. Pfleger ("Pamcom"), alleging unjustified customer provisioning delays, customer rejections, improper changes in pricing policies and failure to deal in good faith causing a breach of contract with a third party beneficiary. Discom seeks compensatory damages of $3.0 million for lost profits and lost commissions. Claims against Mr. Pfleger were dismissed on jurisdictional grounds. The Company has filed counterclaims against Discom for unfair competition and trademark infringement. Discom was a distributor of aggregation services under a contract between AT&T and Midcom Consultants, Inc. ("Consultants"). In exchange for the right to place its own aggregation customers under Consultant's contract with AT&T, the Company provided provisioning, billing and other support services

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


for all aggregation customers under Consultant's aggregation contract, including Discom's customers. In January 1995, the Company acquired certain of the assets and liabilities of Consultants. Pamcom, Inc., the sole remaining co-defendant in this action, was the sole shareholder of Consultants at the time of the alleged events that are the subject of this action. On October 25, 1995, Discom filed notice for arbitration in New York against Consultants alleging breach of the distributor agreement between the parties. The Company moved to consolidate the pending litigation between Discom and the Company with Discom's claim in arbitration against Consultants. Pursuant to an order of the Superior Court, the entire case has been transferred to arbitration in New York for disposition of the claims and counterclaims. A hearing by a panel of arbitrators has been indefinitely post-poned. The Superior Court proceeding has been stayed with jurisdiction reserved solely to resolve any discovery disputes. The Company has deposited $645,000 in an interest-bearing escrow account, which the Company believes exceeds the total of all commissions payable to Discom from August 1, 1993 through December 31, 1995. Although the outcome of any litigation or arbitration is uncertain, the Company believes that it has significant defenses to the claims of Discom and intends to vigorously defend itself in this matter and believes that the outcome of this matter will not have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

            The Company is also party to other routine litigation incident to its business and to which its property is subject. The Company's management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

8.          ISSUANCE OF CONVERTIBLE SUBORDINATED NOTES PAYABLE

            In August and September of 1996, the Company completed a private placement (the "Private Placement") of approximately $97.7 million in aggregate principal amount of 8-1/4% Convertible Subordinated Notes due 2003 (the "Notes") pursuant to a Purchase Agreement, dated as of August 15, 1996 (the "Purchase Agreement"), among the Company, PaineWebber Incorporated ("PaineWebber") and Wheat, First Securities, Inc. ("Wheat, First," and together with PaineWebber the "Initial Purchasers"). Interest on the Notes will be paid semi-annually, on February 15 and August 15 of each year, commencing February 15, 1997. The Notes are convertible into shares of the Company's common stock, par value $.0001 per share (the "Common Stock"), at a conversion price of $14.0875 per share (equivalent to a conversion rate of 70.985 shares per $1,000 principal amount of Notes), subject to adjustment in certain events.

            The net proceeds to Midcom from the Private Placement were approximately $94.2 million, after deducting the discount to the Initial Purchasers and expenses. The Company used the net proceeds as follows: (i) $15.0 million to repay in full a bridge loan (the "Bridge Loan") made by Transamerica Business Credit Corporation ("Transamerica"), (ii) $19.0 million to repay in full the revolving loans (the "Revolving Loans") under the Company's secured revolving credit facility with Transamerica and certain other lenders (the "Revolving Credit Facility"), (iii) $5.0 million to pay the first installment of an $8.8 million payment in connection with the satisfaction of past shortfalls and settlement of other obligations under the Company's carrier supply contract with AT&T and (iv) $10.0 million to bring current a number of payment obligations existing prior to the completion of the Private Placement. In addition, the Company anticipates using approximately $22.0 million of the net proceeds to acquire and install high capacity switches. The balance of the net proceeds has been and will be used for additional working capital, additional capital expenditures and general corporate purposes.

            The Notes were sold to qualified institutional buyers pursuant to Securities and Exchange Commission Rule 144A under the Securities Act of 1933 (the "Securities Act"), certain "accredited investors" pursuant to Regulation D under the Securities Act, and certain non-U.S. persons pursuant to Regulation S under the Securities Act. The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration under the Securities Act or an

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


exemption from such registration requirements. However, pursuant to a Registration Rights Agreement, dated as of August 22, 1996 (the "Registration Rights Agreement"), among the Company and the Initial Purchasers, the Company has agreed to register the public offer and sale of the Notes and the shares of Common Stock issuable upon conversion of the Notes (the "Conversion Shares"). Pursuant to the Registration Rights Agreement, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the Commission on October 18, 1996 to register the public offer and sale of the Notes and the Conversion Shares. The Company is required under the Registration Rights Agreement to maintain the effectiveness of the Shelf Registration Statement for a period of three years from the completion of the Private Placement or, if shorter, when (i) all the Notes and Conversion Shares have been sold pursuant to the Shelf Registration Statement or (ii) the date on which there ceases to be outstanding any Notes or Conversion Shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS AND THE PRIVATE SECURITIES LITIGATION REFORM ACT

            Statements in this report concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from stated expectations. Forward-looking statements in this report include those concerning anticipated growth in revenue, the estimated costs of the deployment of a network of high capacity local and long distance switching facilities, the availability of the Revolving Credit Facility and the ability of the Company to renew the Revolving Credit Facility after its expiration, the adequacy of available sources of working capital to implement the Company's operating strategies and the impact on the Company's business, results of operation and financial condition of certain litigation to which the Company is party. Relevant risks and uncertainties include unanticipated actions by competitors, regulatory or other obstacles which restrict the Company's ability to implement local or other services, greater than expected costs to open new offices, acquire switching equipment or execute other aspects of the Company's growth strategy, greater than expected declines in sales, inability to hire and retain key personnel, unfavorable determinations of pending lawsuits or other disputes, inability to obtain more favorable pricing and other terms from suppliers, inability to secure additional sources of working capital if and when needed, inability to manage growth or integrate acquired operations and regulatory changes and other risks and uncertainties identified elsewhere herein in connection with such forward looking statements. Additional risks and uncertainties include those described in the Company's Interim Report on Form 8-K as filed with the Commission on August 2, 1996, the Company's Annual
Report on Form 10-K for the year ended December 31, 1995 and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. Although the Company believes that all forward-looking statements are reasonable, there can be no assurance that actual results, achievements, performance or developments will not differ materially from those expressed or implied by such forward-looking statements.

RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, the percentages that certain items bear, except as noted, to total revenue:

                                           Three months ended  Nine months ended
                                              September 30,       September 30,
                                             ---------------     --------------
                                             1996      1995      1996      1995
                                             -----     -----     -----     ----
                                                    (Restated)          (Restated)

Revenue                                     100.0 %   100.0 %   100.0 %   100.0 %

Cost of revenue                              72.5      70.7      72.1      68.3
                                            -----     -----     -----     ----

Gross margin                                 27.5      29.3      27.9      31.7

Operating expenses:
     Selling, general and administrative     51.2      30.3      38.6      28.9
     Depreciation                             5.4       2.5       3.5       2.2
     Amortization                            17.3       4.5      17.5       3.5
     Settlement of contract dispute            --        --       7.0        --
     Restructuring charges                     --        --       1.8        --
     Loss on impairment of assets             6.5        --      16.7        --
                                            -----     -----     -----     ----

Operating loss                              (52.9)     (8.0)    (57.2)     (2.9)

Other expense:
     Interest expense                        (6.7)     (1.5)     (4.8)     (2.8)
     Other expense, net                       0.2      (0.3)     (0.1)     (0.3)
                                            -----     -----     -----     ----
                                             (6.5)     (1.8)     (4.9)     (3.1)
Extraordinary item                             --      (6.0)       --      (2.1)
                                            -----     -----     -----     ----
Net loss                                    (59.4)    (15.8)    (62.1)     (8.1)
                                            =====     =====     =====     =====


            REVENUE. For the third quarter of 1996, the Company reported a 38.6% decrease in revenue to $30.7 million from $50.0 million reported in the third quarter of 1995. Year-to-date revenue of $124.6 million represents a 15.5% decrease from the $147.4 million reported for the same period in 1995. Third quarter 1996 revenue decreased $10.1 million from the second quarter 1996 revenue of $40.8 million due to customer attrition, the sale of its low-end fax broadcasting business, and a dispute with Cherry Communications, the seller of another acquired customer base. As a result of the litigation between Cherry Communications and the Company, as of September 1, 1996, the Company discontinued booking revenue generated by the customer bases acquired from Cherry Communications which accounted for $2.6 million of revenue during the third quarter of 1996 down from $7.9 million of revenue during the second quarter of 1996. In addition, the bankruptcy of the seller of a customer base acquired by the Company has adversely affected the Company's ability to generate revenue from that customer base. The decrease in 1996 periods as compared to the year earlier periods is attributable to the above factors and the Company expects that during the remainder of 1996 revenue will continue to decline due to customer attrition, seasonality and other factors.

            GROSS MARGIN. The Company's cost of revenue consists of the cost of services provided by local and interexchange carriers. Gross margin was 27.5% and 27.9% as a percent of total revenue for the third quarter and nine month periods in 1996, respectively, versus 29.3% and 31.7%, respectively for the same periods in 1995. The decline in gross margin is primarily attributable to changes in the mix of customers. These factors were offset in part by negotiation of price reductions with some of the Company's suppliers.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of payroll and related expenses for administrative, customer support and marketing personnel, compensation costs for direct sales personnel, commissions and other costs related to indirect distribution and bad debt expense. Selling, general and administrative expenses increased to $15.7 million for the third quarter of 1996 compared to $15.2 million for the same period in 1995. For the nine month period, selling, general and administrative expenses increased $5.3 million to $48.0 million from $42.7 million in the same period of 1995. The increase is due to several factors, including an increase in bad debt expense, an increase in legal, accounting and other professional contractor fees, an increase in fees paid to third party billing agents, and the addition of sales force personnel and related recruiting, travel and training costs. These increases were offset, in part, by reductions in commission expenses, and facilities-related costs. The Company employed 452 and 428 persons on a full-time basis as of September 30, 1996 and 1995, respectively.

            DEPRECIATION. Depreciation expense increased to $1.7 million in the third quarter of 1996 from $1.2 million in the same period of 1995. For the nine months ended September 30, 1996, depreciation was $4.3 million versus $3.2 million in the same period of 1995. The increase is primarily attributable to the depreciation of computer systems and equipment related to the Company's billing and management information system which was placed into service in the second quarter of 1995. The increase was partially offset by the reduction in depreciation of telephone switching equipment due to the partial write-off of such equipment in the fourth quarter of 1995.

            AMORTIZATION. Amortization expense increased to $5.3 million in the third quarter of 1996 from $2.2 million in the same period of 1995. Year-to-date amortization was $21.9 million in 1996 versus $5.2 million for the same period of 1995. In conjunction with the preparation of the first quarter financial statements, the Company completed a review of its accounting policies and practices, including those relating to intangible assets. Based on certain changes in circumstances that occurred in the first quarter of 1996, including turnover in personnel, reduction in sales force and continuing attrition of acquired customer bases, the Company determined that effective January 1, 1996, a reduction in the estimated useful life of acquired customer bases from 5 years to 3 years was appropriate. The increase in amortization expense is a result of the change in the estimated useful life and amortization of customer bases, non-competition agreements and goodwill resulting from acquisitions completed in the second half of 1995.

            CHARGE RELATED TO SETTLEMENT OF CONTRACT DISPUTE. On July 19, 1996, the Company and AT&T Corp., executed a letter of intent to settle anticipated shortfalls of minimum commitments under the Company's supply contract with AT&T as well as all other pending disputes between the Company and AT&T and to negotiate a new contract to reduce the Company's minimum commitment to AT&T from approximately $117 million to $17 million. The letter of intent also provided for the payment by the Company to AT&T of $8.8 million in two installments. The Company recorded a charge of $8.8 million in the second quarter of 1996 with respect to this settlement.

            On October 31, 1996, the Company and AT&T executed a Release and Settlement Agreement pursuant to which substantially all disputes between the Company and AT&T have been resolved. Also on October 31, 1996, the Company and AT&T executed a new carrier contract pursuant to which the Company's minimum commitment to AT&T was reduced to $13.3 million to be used over the eighteen month period immediately following the execution of the agreement. In addition, the new carrier contract provides for more favorable pricing for certain network services provided by AT&T. In consideration for the terms of the settlement and the new rate structure, the Company is required to pay AT&T $8.8 million payable in two installments. The first payment of $5.0 million was made on November 5, 1996, and the remaining balance of $3.8 million will be due within 30 days of Midcom announcing quarterly gross revenue in excess of $75.0 million, or upon completion of a change in control.

            RESTRUCTURING CHARGES. In March and April 1996, the Company made announcements regarding changes in senior management and the restructuring of its operations in order to reduce expenses to the level of available capital. These actions included the layoff of certain employees and contractors and the closure of 6 sales offices. As a result, the Company recorded a charge of $1.6 million during the first quarter 1996 and $0.6 million during the second quarter of 1996, the major components of which relate to severance and lease cancellation charges. Included in the restructuring charge is approximately $0.4 million relating to the extension of the time period to exercise outstanding stock options. As of September 30, 1996, $1.0 million of this restructuring charge remained in accrued liabilities to cover payments to be made in the future.

            LOSS ON IMPAIRMENT OF ASSETS. The Company periodically reviews the carrying value of its long-term assets in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." To the extent that the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized. In connection with such a review, the Company wrote-down certain acquired customer bases, equipment, an investment in a joint venture, and recorded a loss on long-term assets totaling $20.8 million during 1996.

            OTHER EXPENSES. Interest expense increased over 1995 primarily due to an increase in average borrowings outstanding, an increase in average interest rates, and $1.1 million in fees paid in connection with a temporary $15.0 million Bridge Loan. At September 30, and June 30, 1996, the Company had outstanding interest-bearing obligations of $113.6 million and $58.0 million, respectively, as compared to $58.1 million as of December 31, 1995. The increase in debt at September 30, 1996 was primarily due to issuance of the $97.7 million convertible subordinated notes, net of repayment of the Bridge Loan and the revolving loans under the Company's Revolving Credit Facility.

            The Company discontinued recording its share of the income or losses of a Russian joint venture as of December 31, 1995, and during the third quarter of 1996 the remaining investment of $2.0 million was written off to loss on impairment of assets.

            INCOME TAXES. The Company has incurred losses for all periods presented. No tax benefit has been recorded with respect to these losses due to the uncertainty as to the utilization of Company's net operating loss carryforward.

            EXTRAORDINARY ITEM. In July 1995, the Company completed an initial public offering which resulted in net proceeds of $54.2 million to the Company. The Company used the proceeds to pay down various obligations, including $15.0 million in principal amount of certain subordinated notes. As a result of early extinguishment of these notes, the Company expensed as an extraordinary item in the third quarter of 1995 the unamortized portion of original issue discount which aggregated approximately $3.0 million.

            NET LOSS. The substantial increase in net loss in 1996 periods over the corresponding periods in 1995 is attributable to the declines in gross margin, the increases in operating expenses, the $20.8 million loss on impairment of assets related to acquired customer bases, equipment, and investment in a joint venture, the restructuring charges and the settlement payments described above.

LIQUIDITY AND CAPITAL RESOURCES

            Historically, the Company has experienced rapid growth, which has required substantial working capital to finance receivables, capital expenditures and acquisitions and service indebtedness. Given the Company's billing and collection cycle with its customers and suppliers, the Company generally pays its underlying suppliers from thirty to forty-five days prior to the time it is paid by its customers for the same services. The Company has financed its growth with the proceeds from its July 1995 initial public offering, bank borrowings, subordinated debt, capital leases, cash flow from operations, and the issuance of Common Stock and assumption of indebtedness in connection with acquisitions of businesses and customer bases.

            The Company's cash balances were $48.1 million at September 30, 1996 versus $1.1 million at December 31, 1995. Net cash used in operations was $6.6 million for the first nine months of 1996 versus $992,000 generated by operations in the same period of 1995. During the first nine months of 1996, the Company experienced significant operating losses which resulted in a use of cash in operating activities. The Company reduced its unbilled receivables balances from $28.0 million as of December 31, 1995 to $9.9 million as of September 30, 1996. This was primarily attributable to a reduction in the backlog of billings which built up during the second half of 1995, and a reduction in the run rate of monthly revenue.

            During the first nine months of 1996, the Company invested $1.7 million to purchase property, plant and equipment compared to $6.6 million for the same period the prior year. During the first nine months of 1995, the Company used $10.5 million in business and customer base acquisitions and $2.5 million in advances to a Russian joint venture. No similar investments were made during the first nine months of 1996. For the first nine months of 1996, the Company received $2.8 million in proceeds in connection with the exercise of stock options and the purchase of shares under the Company's stock purchase plan, compared to $329,000 received in connection with the exercise of stock options during the first nine months of 1995. In addition, the Company received $54.0 million in net proceeds from its initial public offering in July 1995, paid $8.6 million to redeem outstanding preferred stock, and paid $287,000 to shareholders of acquired companies.

            The Company has experienced significant losses since its inception, with net losses of approximately $3.0 million, $33.4 million and $77.4 million for 1994, 1995 and the nine months ended September 30, 1996, respectively. As a result of these losses, the billing and collection cycle with its customers, prior acquisition strategy and other factors, the Company has required substantial external working capital.

            In August and September of 1996, the Company completed a private placement (the "Private Placement") of approximately $97.7 million in aggregate principal amount of 8-1/4% Convertible Subordinated Notes due 2003 (the "Notes") pursuant to a Purchase Agreement, dated as of August 15, 1996 (the "Purchase Agreement"), among the Company, PaineWebber Incorporated ("PaineWebber") and Wheat, First Securities, Inc. ("Wheat, First," and together with PaineWebber the "Initial Purchasers"). The Notes are convertible into shares of the Company's common stock, par value $.0001 per share (the "Common Stock"), at a conversion price of $14.0875 per share (equivalent to a conversion rate of 70.985 shares per $1,000 principal amount of Notes), subject to adjustment in certain events.

            The net proceeds to Midcom from the Private Placement were approximately $94.2 million, after deducting the discount to the Initial Purchasers and expenses. The Company used the net proceeds as follows: (i) $15.0 million to repay in full a bridge loan (the "Bridge Loan") made by Transamerica Business Credit Corporation ("Transamerica"), (ii) $19.0 million to repay in full the revolving loans (the "Revolving Loans") under the Company's secured revolving credit facility with Transamerica and certain other lenders (the "Revolving Credit Facility"), (iii) $5.0 million to pay the first installment of an $8.8 million payment in connection with the satisfaction of past shortfalls and settlement of other obligations under the Company's carrier supply contract with AT&T and (iv) $10.0 million to bring current a number of payment obligations existing prior to the completion of the

Private Placement. In addition, the Company anticipates using approximately $22.0 million of the net proceeds to acquire and install high capacity switches. The balance of the net proceeds has been and will be used for additional working capital, additional capital expenditures and general corporate purposes.


            Interest on the Notes will be paid semi-annually, on February 15 and August 15 of each year, commencing February 15, 1997, in the aggregate amount of approximately $4.0 million per payment. Interest payments will adversely affect the Company's liquidity. In addition, in the event of a "change of control" of the Company, as defined in the indenture pursuant to which the Notes were issued (the "Indenture"), holders of the Notes have the right to require the Company to repurchase the Notes in whole or in part at a repurchase price equal to 101% of the principal amount thereof, plus accrued interest, if any, to the date of repurchase. If the Company is required to repurchase the Notes upon a change of control, payment of the repurchase price may have a material adverse effect on the Company's liquidity, results of operation and financial condition. Also, if the Company is in default under the Indenture, holders of the Notes have the right to demand immediate repayment of the Notes. If the Company were required to repay the Notes upon default, such repayment may have a material adverse effect on the Company's liquidity, results of operation and financial condition.

            In connection with the resignation of Ashok Rao, the Company's former President and Chief Executive Officer, the Company has elected to repurchase 885,360 shares of Common Stock held by Mr. Rao and certain trusts established by Mr. Rao at a price equal to the fair market value of such Common Stock on the date of Mr. Rao's resignation, as determined by arbitration, to be paid ratably over a period of 36 months. The Company's election to repurchase such shares of Common Stock will adversely affect the Company's liquidity. In addition, the unpaid balance of a promissory note delivered to Cherry Communications Incorporated ("Cherry Communications") in connection with the acquisitions of two customer bases is approximately $10.2 million, of which $9.0 million may be paid in cash or by delivery of Common Stock, as the Company may elect, and the remaining $1.2 million is subject to certain hold-back arrangements. The acquired customer bases have not generated required minimum revenue levels and Cherry Communications has failed to remit to the Company collections received by Cherry Communications from a portion of the acquired customers. Accordingly, the Company has withheld the final three installment payments for the second of the two acquisitions, payment of invoices for carrier services for the acquired bases (up to $11.4 million through September 30, 1996) and accrued customer service charges through September 30, 1996 of $840,000. Negotiations between Cherry Communications and the Company failed to produce a settlement of these disputes and Cherry Communications has filed suit against the Company seeking to recover alleged past due amounts. The Company was obligated to pay additional cash pursuant to a customer base purchase agreement, based upon revenue levels for such customer base. In October 1996, $1.2 million was paid to satisfy this obligation. In addition, in the event of the sale or transfer of the majority of the voting stock of Cel-Tech, a payment of a maximum of $2.0 million would become payable to the former shareholder.

      The Company's available sources of working capital consist of cash flows from operations, approximately $48.1 million at September 30, 1996 in cash and short-term, investment grade, interest-bearing securities, which funds represent the remaining net proceeds from the Private Placement, and possible available borrowings under the Revolving Credit Facility. Prior to completion of the Private Placement, the Company had for several months experienced a severe working capital short-fall which required the Company to seek extended payment terms from certain of its suppliers, delay payments to many of its suppliers and other vendors, delay or cancel purchases and take other steps to conserve operating capital. As a result, a number of suppliers placed the Company on credit hold and/or initiated collection actions. Also, for several months prior to completion of the Private Placement, the Company was in default of certain financial and other covenants under its Revolving Credit Facility, although the lenders continued to permit borrowings under that facility. In addition, the report of the Company's independent auditors with respect to the Company's Consolidated Financial Statements for the year ended December 31, 1995 states that the Company's recurring operating losses, working capital deficiency and credit agreement defaults raise substantial doubt about the Company's ability to continue as a going concern. The nature of this opinion itself constituted a default under the Revolving Credit Facility. In connection with the completion of the Private Placement and the application of the net proceeds therefrom to the repayment in full of the Bridge Loan and the Revolving Loans, which aggregated approximately $34.0 million, the lenders under the Revolving Credit Facility waived all existing defaults and amended the financial covenants under the Revolving Credit Facility to levels forcasted to be consistent with Midcom's revised business plan. The Company's maximum borrowing availability under the Revolving Credit Facility, as amended, is $43.0 million, subject to a borrowing base equal to 85% of the Company's eligible accounts receivable less a minimum excess availability requirement of $20.0 million for the months of August 1996 through February 1997, declining in stages to $8.0 million for the months of September through November 1997.
As of September 30, 1996, after giving effect to the amendment, the Company's borrowing base was less than the minimum excess availability.

            The Company estimates that it will require between $40.0 million and $50.0 million during 1996 and 1997 in order to fund (i) operating losses, (ii) working capital requirements and (iii) capital expenditures, including an estimated $22.0 million to acquire and install high capacity switches. The Company expects that the remaining proceeds of the Private Placement, together with funds available under the Revolving Credit Facility and cash flows from operations, will be sufficient to fund these requirements during 1996 and 1997. However, the exact amount and timing of these capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits and payment terms obtained from the Company's suppliers and the timing of capital expenditures. The Revolving Credit Facility expires in November 1997. There can be no assurance that the Company will be able to renew the Revolving Credit Facility upon its expiration or that the Company will be able to replace the Revolving Credit Facility on terms that the Company finds acceptable. Further, there can be no assurance that the net proceeds of the Private Placement together with funds available under the Revolving Credit Facility and cash flows from operations will be sufficient to fully implement the Company's operating strategy or meet its other capital requirements. If
(i) the Company experiences greater than anticipated capital requirements,
(ii) it is determined to be liable for, or otherwise agrees to settle or compromise, any material claim against it, (iii) it is unable to make future borrowings under the Revolving Credit Facility for any reason or (iv) the Company is unable to produce anticipated cash flows from operations, the Company may be required to refinance all or a portion of its existing debt, sell assets or obtain additional equity or debt financing. There can be no assurance that any such refinancing or asset sales would be possible or that the Company will be able to obtain additional equity or debt financing, if and when needed, on terms that the Company finds acceptable. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as the holders of the Notes. The failure of the Company to complete one or more of such alternatives or otherwise obtain sufficient funds to satisfy its cash requirements could prevent the Company from implementing its operating strategy and, ultimately, could force the Company to seek protection under the federal bankruptcy laws. Such events would materially and adversely affect the value of the Company's debt and equity securities.

            The report of the Company's independent auditors with respect to the Company's consolidated financial statements for the year ended December 31, 1995 states that the Company's recurring operating losses, working capital deficiency and past credit facility defaults raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

PART II.    OTHER INFORMATION


Item 1.                 Legal Proceedings

            See the information contained in "Note 7 -- Disputes and Litigation" in Item 1 of Part I above which information is, by this reference, incorporated herein.


Item 3.                 Defaults Upon Senior Securities

            Under the Revolving Credit Facility, the Company is subject to certain operating and financial covenants. During 1996, the Company was in default of several of these covenants, including the requirement that the Company achieve EBITDA of at least $4.0 million for the quarter ended December 31, 1995. The report of the Company's independent auditors with respect to the Company's consolidated financial statements states that the Company's recurring operating losses, working capital deficiency and credit agreement defaults raise substantial doubt about the Company's ability to continue as a going concern. The nature of this opinion itself constituted a default under the Revolving Credit Facility. In connection with the completion of the Private Placement and the application of the net proceeds therefrom to the repayment in full of the Bridge Loan and the Revolving Loans, the lenders under the Revolving Credit Facility waived all existing defaults and amended the financial covenants under the Revolving Credit Facility to levels forcasted to be consistent with the Company's revised business plan.

            The existence of defaults under the Revolving Credit Facility constituted defaults under three of the Company's capital lease facilities. Defaults under two of these leases were cured when the defaults under the Revolving Credit Facility were cured. The Company is still in default under one capital lease facility and is negotiating with the lessor to cure the remaining defaults.


Item 4.       Submission of Matters to a Vote of Security Holders

The annual meeting of MIDCOM Communications Inc.'s shareholders was held on October 29, 1996. The following proposals were submitted to a vote:

a) To elect eight directors to hold office for initial terms ranging between one to three years, or until their respective successors are elected and qualified. The proposal passed with the following number of votes:

                                                          Affirmative         Withheld
                                                          ----------------------------
         Class I for a One Year Term
         Karl D. Guelich                                   12,916,181          177,264
         Scott B. Perper                                   12,916,581          176,864

         Class II for a Two Year Term
         Daniel M. Dennis                                  12,916,181          177,264
         Marvin Moses                                      12,916,381          177,264
         John M. Orehek                                    12,916,781          176,664

         Class III for a Three Year Term
         William H. Oberlin                                12,916,381          177,064
         Paul Pfleger                                      12,916,381          177,064
         John M. Zrno                                      12,916,381          177,064

b) To approve an amendment to the MIDCOM Communications, Inc. 1993 Stock Option Plan ("the Plan") to increase the number of shares of Common Stock authorized for issuance under the Plan by an additional 3,000,000 shares. This proposal passed with 9,524,598 affirmative votes, 1,569,710 negative votes, 135,504 withheld and 1,863,633 abstentions.

c) To approve an amendment to the Plan to permit and ratify the grant of options to certain incumbent directors. This proposal passed with 11,557,147 affirmative votes, 1,144,350 negative votes, 138,584 withheld and 253,364 abstentions.

d) To approve an amendment to the Plan to create a maximum number of options that may be granted thereunder to any one employee in any three consecutive fiscal years. This proposal passed with 12,621,500 affirmative votes, 80,780 negative votes, 137,804 withheld and 253,361 abstentions.

Item 6.                 Exhibits and Reports on Form 8-K

(a)  Exhibits

  10.1 Second Amendment to Credit Agreement dated July 26, 1996 among the Company, PacNet, AdVal, Cel-Tech, Advanced Network Design and Transamerica Business Credit Corporation, as agent.

  10.2 Third Amendment to Credit Agreement dated August 21, 1996 between the Company, PacNet, AdVal, Cel-Tech and Advanced Network Design and Transamerica Business Credit Corporation.

  10.3 Distributor Agreement dated April 4, 1996 between the Company and Tie Communications, Inc.

  10.4 Employment Agreement dated May 24, 1996 between the Company and William H. Oberlin. The company has requested that certain portions of this exhibit be granted confidential treatment.

  10.5 Consulting Agreement dated May 24, 1996 between the Company and John M. Zrno.

  10.6 Consulting Agreement dated May 24, 1996 between the Company and Marvin C. Moses.

  11.1         Statement re: computation of per share earnings.

  27.1         Financial Data Schedule.


(b)  Reports on Form 8-K

            The following Current Reports on From 8-K were filed by the Company during the quarter covered by this Quarterly Report on Form 10-Q.

            1) Current report on Form 8-K filed with the Commission on August 2,
               1996 reporting preliminary results for the quarter ended June 30, 1996 and other matters.

            2) Current report on Form 8-K filed with the Commission on August 9,
               1996 regarding the complaint filed by the former shareholders of ADNET Telemanagement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MIDCOM Communications Inc.
                                              (Registrant)

                                       /s/     Robert J. Chamberlain
                                       ________________________________________
Date:  November 11, 1996                       Robert J. Chamberlain
                                             Executive Vice President &
                                               Chief Financial Officer

                           MIDCOM COMMUNICATIONS INC.

                                INDEX TO EXHIBITS

    EXHIBIT
     NUMBER
 (REFERENCED TO                                                                      PAGINATION BY
   ITEM 601 OF                          EXHIBIT                                        SEQUENTIAL
 REGULATION S-K)                      DESCRIPTION                                   NUMBERING SYSTEM
 ---------------                      -----------                                   ----------------

  10.1 Second Amendment to Credit Agreement dated July 26, 1996 among the Company, PacNet, AdVal, Cel-Tech, Advanced Network Design and
               Transamerica Business Credit Corporation, as agent.

  10.2 Third Amendment to Credit Agreement dated August 21, 1996 between the Company, PacNet, AdVal, Cel-Tech and Advanced Network Design and Transamerica Business Credit Corporation.

  10.3         Distributor Agreement dated April 4, 1996 between the Company and
               Tie Communications, Inc.

  10.4         Employment Agreement dated May 24, 1996 between the Company and
               William H. Oberlin. The company has requested that certain portions of this exhibit be granted confidential treatment.

  10.5         Consulting Agreement dated May 24, 1996 between the Company and
               John M. Zrno.

  10.6         Consulting Agreement dated May 24, 1996 between the Company and
               Marvin C. Moses.

  11.1         Statement re: computation of per share earnings.

  27.1         Financial Data Schedule.

                                                                              26