Form 10-K
period 1996-12-31
MIDCOM COMMUNICATIONS INC
filed 1997-03-31
CIK 943357

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-26118

                           MIDCOM COMMUNICATIONS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 WASHINGTON                                      91-1438806
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                               1111 THIRD AVENUE
                           SEATTLE, WASHINGTON 98101
                                 (206) 628-8000
   (ADDRESS, INCLUDING ZIP CODE, TELEPHONE NUMBER AND AREA CODE, OF PRINCIPAL
                               EXECUTIVE OFFICES)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                COMMON STOCK, PAR VALUE $0.0001 (SYMBOL: "MCCI")

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 24, 1997, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $96,289,947 based on the closing sales price of the Registrant's Common Stock on the Nasdaq National Market.

     As of March 24, 1997, the number of shares of the Registrant's Common Stock outstanding was 16,028,038.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement relating to its 1997 annual meeting of shareholders, to be held on June 12, 1997, are incorporated by reference into Part III hereof.

================================================================================
                               Page 1 of 78 Pages
                      the Exhibit Index begins on page 73

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     MIDCOM Communications Inc. ("Midcom" or the "Company") provides long distance voice and data telecommunications services. As primarily a nonfacilities-based reseller, Midcom principally utilizes the network switching and transport facilities of Tier I long distance carriers, such as Sprint Corporation ("Sprint"), WorldCom, Inc. ("WorldCom") and AT&T Corp. ("AT&T"), to provide a broad array of integrated long distance telecommunications services on a seamless and highly reliable basis. Midcom's service offerings include basic "1 plus" and "800" long distance, frame relay data transmission services, wireless services, dedicated private lines between customer locations and enhanced telecommunications services such as facsimile broadcast service and conference calling.

     Midcom focuses on serving small to medium-sized businesses. The Company estimates that during the fourth quarter of 1996 it invoiced approximately 100,000 customer locations, a significant majority of which were located in the major metropolitan areas of California, Florida, Illinois, New York, Ohio and Washington. The Company believes that the larger long distance carriers, such as AT&T, Sprint, WorldCom and MCI Communications Corporation ("MCI"), tend to focus their sales and customer support efforts on residential and large commercial customers and do not routinely provide significant pricing discounts for small to medium-sized businesses. By purchasing large usage volumes from the facilities-based carriers at wholesale prices, Midcom seeks to offer its customers more favorable pricing than they could obtain from such carriers directly. In addition, the Company believes that businesses in this market segment do not typically have in-house telecommunications expertise and therefore require more assistance with the assessment and management of their telecommunications requirements. As a result, the Company believes that it is able to differentiate its service offerings from the larger carriers in this market segment on the basis of price, breadth of service offerings, customer service and support and the ability to provide customized solutions to the telecommunications requirements of its customers. See "-- Marketing and Sales," "-- Competition" and "-- Customer Concentrations."

     Midcom believes that the Telecommunications Act of 1996 (the "Telecommunications Act") will substantially expand its market opportunities. The Telecommunications Act removes substantial legal barriers to competitive entry into the local telecommunications market and directs incumbent local exchange carriers to allow competing telecommunications service providers such as the Company to interconnect their facilities with the local exchange networks, to lease network components on an unbundled basis and to resell local telecommunications services. According to Federal Communications Commission ("FCC") and other industry estimates, in 1995 long distance providers reported revenue of $72.4 billion while local telecommunications providers reported revenue of $102.9 billion. See "-- Industry Background," "-- Regulation" and "-- Competition."

     Midcom was incorporated in the State of Washington in 1989. Its executive offices are located at 1111 Third Avenue, Seattle, Washington 98101, and its telephone number is (206) 628-8000.

FORWARD-LOOKING STATEMENTS

     Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning anticipated growth in sales and profitability; deployment of a network of high capacity local and long distance switching facilities; introduction of local and other additional telecommunications services; geographic expansion; increases in sales, customer service and other personnel; improvements in customer service; sales through new sales channels; adequacy of available sources of working capital to implement strategies; negotiation of more favorable carrier supply contacts; and expectations for growth in the telecommunications industry. Relevant risks and uncertainties include, but are not limited to, unanticipated actions by competitors, regulatory or other obstacles which restrict the Company's ability to implement local or other services, greater than expected costs to open new offices, install switching equipment or execute other aspects of the Company's growth strategy, greater than expected declines in sales, inability to hire and retain key personnel, unfavorable determinations of pending lawsuits or other disputes, inability to obtain more favorable pricing and other terms from suppliers, inability to secure additional sources of working capital if and when needed, inability to manage growth or integrate acquired operations and regulatory changes. Additional risks and uncertainties include those described under "Risk Factors" below and those described from time to time in the Company's other filings with the Securities and Exchange Commission (the "Commission"), press releases and other communications.

THE PRIVATE PLACEMENT

     In August and September of 1996, the Company completed a private placement (the "Private Placement") of $97.7 million in aggregate principal amount of 8 1/4% Convertible Subordinated Notes due 2003 (the "Notes") pursuant to a Purchase Agreement, dated as of August 15, 1996 (the "Purchase Agreement"), among the Company, PaineWebber Incorporated ("PaineWebber") and Wheat, First Securities, Inc. ("Wheat, First," and together with PaineWebber the "Initial Purchasers"). The Notes were sold to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933 (the "Securities Act"), certain "accredited investors" pursuant to Regulation D under the Securities Act, and certain non-U.S. persons pursuant to Regulation S under the Securities Act. The Notes are convertible into the Company's common stock, par value $.0001 per share (the "Common Stock"), at the option of the holder thereof at any time prior to maturity (unless previously redeemed) at a conversion price of $14.0875 per share, subject to adjustment in certain events.

     The net proceeds to Midcom from the Private Placement were approximately $94.2 million, after deducting the discount to the Initial Purchasers and expenses. The Company used the net proceeds as follows: (i) $34.0 million to repay in full all obligations under the Company's secured revolving credit facility with Transamerica Business Credit Corporation and certain other lenders (the "Transamerica Credit Facility"), (ii) $5.0 million to pay the first installment of an $8.8 million payment in connection with the satisfaction of past shortfalls and reduction of the minimum commitment under the Company's carrier supply contract with AT&T and (iii) $10.0 million to bring current a number of payment obligations existing prior to the completion of the Private Placement. The balance of the net proceeds has been and will be used for working capital, capital expenditures and general corporate purposes.

INDUSTRY BACKGROUND

     The existing domestic long distance telecommunications industry was principally shaped by a 1984 court decree (the "Decree") that required the divestiture by AT&T of its 22 Bell operating companies ("BOCs"), organized the BOCs under seven regional Bell operating companies ("RBOCs") and divided the country into some 200 Local Access Transport Areas or "LATAs." The incumbent local exchange carriers ("ILECs"), which include the seven RBOCs as well as independent local exchange carriers, were given the right to provide local telephone service, local access service to long distance carriers and intra-LATA long distance service (long distance service within LATAs), but the RBOCs were prohibited from providing inter-LATA service (service between LATAs). The right to provide inter-LATA service was given to AT&T and the other interexchange carriers ("IXCs"). Conversely, IXCs were effectively blocked from providing local telephone service.

     A typical inter-LATA long distance telephone call begins with the local exchange carrier ("LEC") transmitting the call by means of its local network to a point of connection with an IXC. The IXC, through its switching and transmission network, transmits the call to the LEC serving the area where the recipient of the call is located, and the receiving LEC then completes the call over its local facilities. For each long distance call, the originating LEC charges an access fee. The IXC also charges a fee for its transmission of the call, a portion of which consists of a terminating fee which is passed on to the LEC which delivers the call. To encourage the development of competition in the long distance market, the Decree required LECs to provide all IXCs with access to local exchange services "equal in type, quality and price" to that provided to AT&T. These so-called "equal access" and related provisions were intended to prevent preferential treatment of

AT&T and to level the access charges that the LECs could charge IXCs, regardless of their volume of traffic. As a result of the Decree, customers of all long distance companies were eventually allowed to initiate their calls by utilizing simple "1 plus" dialing, rather than having to dial longer access or identification numbers and codes.

     The Telecommunications Act is expected to significantly alter the telecommunications industry. The Decree has been lifted and all restrictions and obligations associated with the Decree have been eliminated by the new legislation. The seven RBOCs are now permitted to provide long distance service originating (or in the case of "800" service, terminating) outside their local service areas or offered in conjunction with other ancillary services, including wireless services. Following application to the FCC, and upon a finding by the FCC that an RBOC faces facilities-based competition and has satisfied a congressionally-mandated "competitive checklist" of interconnection and access obligations, an RBOC will be permitted to provide long distance service within its local service area, although in so doing, it will be subject to a variety of structural and nonstructural safeguards intended to minimize abuse of its market power in these local service areas. Having opened the interexchange market to RBOC entry, the Telecommunications Act also removes most legal barriers to competitive entry by interexchange and other carriers into the local telecommunications market and directs RBOCs to allow competing telecommunications service providers such as the Company to interconnect their facilities with the local exchange network, to acquire network components on an unbundled basis and to resell local telecommunications services. Moreover, the Telecommunications Act prevents IXCs that serve greater than five percent of presubscribed access lines in the U.S. (which includes the nation's three largest long distance providers) from jointly marketing certain local and long distance services until the RBOCs have been permitted to enter the long distance market or for three years, whichever is sooner. This gives all other long distance providers such as the Company a competitive advantage over the larger long distance providers in the newly-opened local telecommunications market. As a result of the Telecommunications Act, long distance carriers such as the Company will face significant new competition in the long distance telecommunications market, but will also be afforded significant new business opportunities in the local telecommunications market. See "-- Competition" and "-- Regulation."

     Legislative, judicial and technological factors have helped to create the foundation for smaller long distance providers to emerge as legitimate alternatives to AT&T, MCI and Sprint for long distance telecommunication services. The FCC has required that all IXCs allow the resale of their services, and the Decree substantially eliminated different access arrangements as distinguishing features among long distance carriers. In recent years, national and regional network providers have substantially upgraded the quality and capacity of their domestic long distance networks, resulting in significant excess transmission capacity for voice and data communications. The Company believes that, as a result of digital fiber optic technology, excess capacity has been, and will continue to be, an important factor in long distance telecommunications. As a consequence, not only have smaller long distance service providers received legal protection to compete with the network-based carriers, they also represent a source of traffic to carriers with excess capacity.

COMPANY STRATEGY

     During the second and third quarters of 1996, Midcom recruited a new executive management team with extensive experience and expertise in the telecommunications industry. In May 1996, the Company hired William H. Oberlin as its President and Chief Executive Officer, appointed Mr. Oberlin, Marvin C. Moses and John M. Zrno to its Board of Directors and engaged Mr. Moses and Mr. Zrno as consultants. In December 1996, Mr. Zrno became Chairman of the Company's Board of Directors. These individuals formerly held senior management positions at ALC Communications Corporation ("ALC"), a leading provider of long distance and other services to small and medium-sized businesses. During their tenure at ALC, ALC completed a successful turn-around and experienced profitable growth. From the fiscal year ended December 31, 1991 through the 12 months ended June 30, 1995 (prior to ALC's merger into Frontier Corporation), ALC's revenue increased from $346.9 million to $677.1 million and net income increased from $5.3 million to $75.0 million. In addition, in July 1996 the Company appointed Daniel M. Dennis to the Company's Board of Directors. Mr. Dennis has served in a number of management positions with MCI for over 23 years.

     Midcom's executive management team has developed a restructuring, network and marketing strategy which is designed to address the operational challenges experienced by the Company and increase internally generated sales and profitability. Principal components of the Company's strategy are set forth below. Although the Company believes that its executive management team has the relevant skills and experience necessary to implement this strategy, its ability to do so is subject to a number of risks and uncertainties, and there can be no assurance that this strategy will be successfully implemented or that the intended positive results will be achieved. See "-- Risk Factors."

  Operational Restructuring Strategy

     Continue to Build Management Team. Midcom will continue to seek opportunities to augment management with individuals who have telecommunications industry experience and expertise. Since May 1996, the Company has appointed more than 10 individuals to key operational management positions. These individuals have extensive experience in the operation of a telecommunications company, including (i) network design, implementation and operation, (ii) marketing and sales, (iii) management information systems and (iv) bill processing and collection. Midcom believes that the experience and depth of this management team will improve the Company's ability to address its current operational challenges and to pursue its transition from primarily a nonfacilities-based reseller of long distance and other telecommunications services to a switch-based provider of integrated telecommunications services.

     Integrate and Improve Information Systems. The Company's management team has focused on, and has substantially completed, the consolidation and integration of the Company's multiple information and billing systems and other redundant functions of its acquired long distance operations. The management team will continue to focus on integrating the Company's data transmission and enhanced telecommunications services, enlarging and enhancing the Company's information system and improving its financial reporting and internal controls. The Company believes that these activities will (i) reduce the overhead and maintenance costs associated with its management information systems, (ii) improve the amount and type of information that can be accessed about customers, sales and operations, (iii) increase the speed with which information can be processed and (iv) reduce the Company's working capital investment by shortening the time it takes for the Company to produce and distribute customer bills. See "-- Information Systems."

     Renegotiate Carrier Agreements. The Company currently resells network switching and transport facilities of long distance carriers such as Sprint, WorldCom and AT&T. Midcom believes its relationships with these carriers enables it to provide customers a broad array of integrated long distance telecommunications services on a seamless and highly reliable basis. Despite the Company's successful resale of these network facilities, the Company's profitability was reduced as a result of a supply contract with AT&T which provided for higher rates than those obtained from alternative suppliers. However, the Company has entered into a new carrier supply contract with AT&T which provides for more favorable rates. In addition, in the first quarter of 1997, the Company entered into a new carrier supply contract with Sprint which also provides for more favorable rates. The Company believes the successful renegotiation of its supply contracts with AT&T and Sprint and its other carriers will contribute significantly to the Company's ability to offer competitive rates and improve its margins while providing the same level of service to its customers. See "-- Suppliers."

  Network Strategy

     The Company has acquired six state-of-the-art high capacity switches, three of which have both local and long distance functionality. The Company plans to install these switches in areas of the country where it has a sufficient volume of long distance traffic and where the regulatory environment and market conditions will permit it to provide local service at acceptable margins. The Company believes that, in the cities where it intends to deploy switches, there will be significant local circuit capacity at attractive rates available from competitive local exchange carriers ("CLECs"), ILECs and 38GHz wireless providers. Using its own switches will enable the Company to (i) direct customer call traffic over multiple networks which is expected to minimize costs and improve gross margin, (ii) switch local traffic, thereby increasing the economic viability of entering the market for local telecommunication services, (iii) shield proprietary information regarding its customers from the underlying carriers, thereby increasing customer control, (iv) facilitate access to call data records and (v) implement differentiating features and billing enhancements without involving the underlying carrier. See "-- Switching Facilities."

  Marketing Strategy

     Reorganize and Expand Sales Efforts. To take full advantage of its planned switching network and expanded product offerings, Midcom has reorganized its direct sales force into (i) a national and key accounts group consisting of highly experienced sales personnel focused on larger customers with sophisticated telecommunications requirements and (ii) a general accounts group focused on smaller customers. Both groups will be located in major metropolitan areas where the Company has customer concentrations sufficient to support a sales and marketing presence and where the Company believes it has significant market opportunities and can compete effectively on the basis of price. The Company intends to implement training programs and financial incentives designed to increase the cross-selling efforts of its direct sales force and further integrate the Company's broad array of service offerings. In addition, the Company intends to increase the number of sales representatives from approximately 35 at the end of July 1996 to over 250 by the end of 1997. The Company plans to continue to supplement its direct sales force with its network of resellers and distributors. In addition to its existing non-territorial distributor network, the Company is in the process of developing a new tier of distributors who will be offered long-term financial incentives and who will be required, within selected territories, to market and sell the Company's service offerings exclusively. The Company believes that the long-term financial incentives and exclusive marketing arrangements offered to this new tier of distributors will result in improved performance and increased loyalty to the Company and its service offerings. See "-- Marketing and Sales."

     Expand and Enhance Customer Support Efforts. Midcom intends to support its expanded sales efforts and reduce customer attrition by continuing to build an enhanced customer service and support operation. The Company has increased its customer service and support staff from approximately 45 at the end of July 1996 to approximately 60 at the end of 1996 and intends to further increase this staff through 1997 to the extent necessary to support growth in sales. This expanded operation is intended to include (i) a staff of trained customer service representatives available twenty-four hours a day at a number of integrated customer service centers, (ii) trained account representatives assigned and dedicated to individual customers with sophisticated telecommunications requirements and (iii) teams of technical specialists available to develop customized solutions for a customer's telecommunication needs. See "-- Customer Service."

     Resell Local Services and Provide a Single-Source Solution. Regulatory changes resulting from the Telecommunications Act significantly expand the number and types of services Midcom is permitted to offer. As a result, Midcom intends to offer its customers local dial tone and a variety of other local telecommunications services primarily in locations where it has a significant sales and marketing presence or where it plans to deploy switching facilities. The Company believes that its large and geographically concentrated customer base of small to medium-sized businesses represents a significant potential market for these additional services. These additional services will afford the Company the opportunity to provide its customers with a single-source solution for local, long distance, wireless and enhanced telecommunications services. The Company believes that bundling these services will provide substantial advantages to its customers, including lower overall costs and a higher level of service due to a single source for ordering, installation, customer service and account management. In addition, Midcom believes that offering a single source for telecommunications services will permit the Company to (i) leverage its significant customer base and increase sales by increasing its share of the telecommunications expenditures of its customers and (ii) improve customer control and retention by strengthening its relationships with its customers. See "-- Industry Background," "-- Regulation" and "-- Competition."

MARKETING AND SALES

     Midcom markets its services nationwide through three distinct channels: direct sales, independent distributors and, on a wholesale basis, other resellers.

     Direct Sales. Midcom believes that direct sales activities are more effective than advertising for securing and maintaining the business of small to medium-sized commercial customers. The Company believes that the face-to-face customer contact afforded by its direct sales activities results in increased customer loyalty, improves cross-selling opportunities and will ultimately have a positive effect on revenue. Accordingly, direct sales activities comprise a substantial portion of the Company's marketing and sales resources. To optimize the Company's selling efforts, the Company intends to increase the number of its direct sales representatives, from approximately 35 at the end of July 1996 to over 250 by the end of 1997, and has reorganized the direct sales force into the following two groups:

          National and Key Accounts. The national and key accounts group consists of highly experienced sales personnel and concentrates sales efforts on businesses with sophisticated telecommunications requirements. Target customers for the national and key accounts group generally include those which require dedicated access to the Company's long distance points of presence and a high level of customer service and support. In particular, the Company expects that these customers will increasingly require support for data communication applications. Dedicated account representatives will be assigned to each of these customers. In addition, these customers will be supported by technical specialist teams trained to provide customized solutions to their telecommunications problems.

          General Accounts. The general accounts group concentrates sales efforts on businesses with less sophisticated telecommunications requirements. Typically, these customers do not require dedicated access to the Company's long distance point of presence and utilize only basic "1 plus" and "800" long distance and cellular service and calling cards. Moreover, although the Company provides these customers access to its customer service and support centers, it generally will not assign to them a dedicated account representative.

Each of these groups will be geographically focused, concentrating on major metropolitan areas where the Company has customer concentrations sufficient to support a sales and marketing presence and where the Company believes it has significant market opportunities and can compete effectively on the basis of price. At the end of 1996, the Company's direct sales force was located in Atlanta, Boston, Charlotte, Chicago, Cleveland, Dallas, Detroit, Long Island, Los Angeles, New Haven, New York, San Francisco and Seattle. The Company plans to deploy its direct sales force in additional locations during 1997.

     Midcom has experienced a high level of turnover in its direct sales force which has had a negative impact on internally generated sales. The Company believes that, in the past, difficulties experienced with the Company's information systems and changes in senior management contributed to this turnover. However, the Company believes this turnover is now primarily attributable to the intense competition for, and the mobility of, qualified sales personnel endemic to the reseller segment of the telecommunications industry. The Company has restructured the commission arrangements and other financial incentives offered to its direct sales force in order to increase the incentive of its direct sales force to generate new sales, cross-sell the Company's telecommunications offerings and bundle high margin services with lower margin services thereby improving the Company's sales levels and gross margins. In addition, the Company recently began to offer its direct sales force career advancement opportunities to reward individual achievement. For example, through the first quarter of 1997, six sales representatives were promoted from the general accounts group to the national and key accounts group. The Company believes that appropriate financial incentives and opportunities for career advancement, along with the recent additions to the Company's management team and improvements to the Company's information systems, will result in decreased turnover in its direct sales force. However, there can be no assurance that turnover in the Company's direct sales force will be reduced or that any of these other objectives will be achieved.

     Distributors. Midcom supplements its direct sales efforts by marketing through independent distributors located throughout the country. The Company enters into distributor agreements with, but is otherwise not affiliated with, its distributors. Distributors maintain sales offices and sales staff at their own expense. However, customers provided by distributors belong to the Company, are billed directly by the Company or one of its billing agents and are in most instances supported by the Company's customer service centers.

     In the past, the Company's distributor network was not organized according to geographic area or service offerings, and the Company generally granted its distributors a non-exclusive right to solicit customers, required the distributor to maintain a minimum quota and offered a commission on business generated for the Company by the distributor. These non-territorial and non-exclusive distributor arrangements failed to promote distributor loyalty to the Company's service offerings and did not enable the Company to use its distributor network to develop market share in specific geographical areas.

     Midcom believes that distributors may have substantial marketing resources and access to a large base of potential customers. Accordingly, in August 1996, the Company began to enhance its then existing non-territorial distributor network of approximately 160 distributors with a new tier of territorial distributors. To improve performance and increase loyalty to the Company and its service offerings, the Company offers its new tier of distributors long-term financial incentives and requires that, within selected territories, the distributors market and sell the Company's service offerings exclusively. By making use of territorial limitations, the Company intends to direct the marketing and sales efforts primarily in cities where it has not developed a significant marketing presence and which are outside the focus of its direct sales efforts. Because distributors cover their own costs, the Company believes that this will be a cost-effective way to increase its market share in these cities. At the end of 1996, the Company's new tier of distributors consisted of 10 distributors and the Company intends to increase its new tier of distributors by engaging approximately 20 additional distributors during 1997.

     Wholesale to Other Resellers. At the end of 1996, Midcom offered telecommunications services on a wholesale basis to several small resellers of long distance services. The Company does not have direct relationships with the end users of the services purchased by its resellers. Those customers are not billed by the Company and are not supported by the Company's customer service centers. Although gross margins on sales to resellers are generally lower than the Company's average, sales through this channel enable the Company to (i) enter markets with minimal cost or risk where small resellers have already built strong direct customer relationships, (ii) increase the volume of services purchased by the Company from facilities-based carriers, thereby obtaining higher volume discounts from those carriers and (iii) spread the costs of acquiring, installing and integrating the Company's switching facilities over a larger revenue base.

CUSTOMER SERVICE

     Midcom strives to provide superior customer service and believes that personal contact with potential and existing customers is a significant factor in customer acquisition and retention. The Company's goal is to have frequent contact with prospects and customers both through its direct sales representatives as well as its customer service representatives.

     At the end of July 1996, Midcom's customer service and support staff consisted of approximately 45 employees located at one of the Company's six customer service centers. To support the planned expansion of Midcom's sales efforts, Midcom added 15 customer service representatives to its customer support staff during 1996 and intends to further increase this staff through 1997 to the extent necessary to support growth in sales. In addition, Midcom has reorganized its customer service and support efforts. This reorganization has involved the consolidation and integration of Midcom's service centers so that each is capable of supporting all of Midcom's service offerings. Moreover, the Company's customer service department has been organized into two groups, each with its own management and reporting structure. One group consists of customer service representatives, available twenty-four hours a day at a number of integrated customer service centers, who primarily respond to customer calls. The other group consists of account representatives who are dedicated to the Company's higher volume customers and take proactive measures to pursue opportunities to cross-sell the Company's various service offerings to such customers and address their telecommunications needs before they arise. The account representatives also coordinate customer access to teams of technical specialists trained to provide customized solutions to the customer's telecommunications problems. To ensure that customer service representatives and account representatives have the knowledge required to support the Company's broad range of service offerings, Midcom intends to allocate a portion of its customer service resources to training programs for its customer service staff. In addition, Midcom intends to establish a small group of customer service and technical specialists who are available exclusively to the direct sales representatives, customer service representatives, account representatives and distributors. The Company believes that these changes will improve the level of customer service and support provided to its customers.

PRODUCTS AND SERVICES

     Midcom, primarily through contractual arrangements with facilities-based carriers, offers small to medium-sized businesses a wide variety of telecommunications services including basic "1 plus" and "800" long distance, frame relay data transmission services, wireless services, dedicated private lines between customer locations and enhanced and other value-added telecommunications services. The Company also plans to provide local telecommunications services in the newly opened local telecommunications market, and to develop new products and services. Each of these services is discussed below.

     Long Distance. Historically, substantially all of Midcom's revenue has been generated by basic "1 plus" and "800" long distance services. Midcom's success as a provider of these basic services has depended on the volume discounts it has been able to negotiate with underlying carriers and its ability to direct customer call traffic over the transmission networks of more than one carrier. As the Company expands its network of switching facilities, it will increasingly have the ability to choose among the transmission networks of different carriers to take advantage of the most favorable rates to different destinations at different times of the day.

     Data Transmission. Through its wholly-owned subsidiary, PacNet Inc. ("PacNet"), Midcom offers data transmission services primarily using its own frame relay switches and a fiber optic transmission network which, at the end of 1996, connected over 40 cities in the Western United States. PacNet is a member of the UNI-SPAN(R) consortium of frame relay data network providers. Members of the UNI-SPAN(R) consortium are permitted to contract for access to frame relay networks of other members at favorable rates. In addition to cost savings, the consortium enables the Company to provide end-to-end connectivity to its customers on a nationwide basis.

     Private Line Services. Midcom provides data transmission service on private line facilities on a point-to-point basis. This enables high volume users to send and receive voice and data transmissions between locations on a highly reliable and cost effective basis.

     Enhanced and Other Services. Midcom offers a variety of enhanced and other value-added services, including the following:

     - Fax Broadcast and Fax Mailbox. Through its wholly-owned subsidiary, Adval Data Corporation ("Adval"), Midcom offers facsimile-related services that allow a user to send a facsimile to many destinations simultaneously (Fax Broadcast) and to store and retrieve facsimiles in a manner similar to electronic mail (Fax Mailbox).

     - Travel Cards. Midcom's travel cards offer low-cost long distance service through various flat-rate pricing or per-call fees.

     - Conference Calling. Midcom offers a full-featured teleconferencing service that allows for connection of multiple locations simultaneously.

     - Custom Billing. Midcom provides many of its direct-billed customers billing and management reports with a level of detail and features that the major carriers generally provide only to their higher volume customers. In addition, the Company's customers can choose to have one centralized bill sent each month to their principal place of business or individual bills sent to branch offices, with a master copy sent to the principal place of business. The Company believes that its value-added billing capability enables its customers to manage their telecommunications costs more effectively, helps differentiate the Company's services from services offered by the larger long distance carriers and will continue to be an important factor in its ability to successfully compete in its targeted market.

     Wireless Services. Midcom offers wireless services in the Pacific Northwest through Cel-Tech International Corp. ("Cel-Tech"), its wholly-owned subsidiary. Outside the Pacific Northwest, there is a proliferation of wireless opportunities that the Company intends to pursue aggressively in order to provide wireless services in the major markets it serves.

     Local Service. Midcom is evaluating opportunities created by the Telecommunications Act to offer local telecommunications services either on a resale basis or over its proposed network of switching facilities. The Company intends to offer local services in large cities where it has (i) deployed high capacity switches, (ii) a significant customer concentration and (iii) a sales and customer support presence. The Company believes that targeting larger cities for local service will be advantageous due to the availability of multiple local circuit capacity alternatives to the ILECs and more favorable and less time consuming interconnection negotiations with the ILECs. The Company's ability to enter into the local telecommunications market may be impaired by certain logistical challenges. Prior to selling local services to its customers, the Company must complete a number of operational, marketing and regulatory tasks, including the negotiation of interconnection agreements with local circuit providers, the development of billing, provisioning and customer service capability and the creation of a local marketing, pricing and sales strategy. However, despite these logistical challenges, the Company believes that introducing local services will enable it to leverage its extensive customer base by increasing the number of service offerings available to its existing customers.

     New Services. Midcom intends to increase its efforts to develop new telecommunications services based on evolving technologies and changing industry standards. There can be no assurance, however, that the Company will have the ability or resources to develop such new services, that new technologies required for such services will be available to the Company on favorable terms or that such services and technologies will enjoy market acceptance.

     Midcom markets its products under a number of registered and common law service marks, including Infinity(R), Logicall(R), ADNET(TM), Cel-Tech(TM), Adval(TM), MIDCOM(R), PakLink(R), Elite(TM), Network Observer(TM), Custom Point(TM) and Infinity Point(TM), as well as various registered logos.

SWITCHING FACILITIES

     A key element of the Company's operating strategy is to deploy a national switching network. The Company believes that successful implementation of its strategy to increase switching capacity will improve its ability to direct customer call traffic among networks owned by other long distance carriers in order to take advantage of the most favorable rates to different destinations at different times of the day. The Company expects that this will minimize costs and have a positive impact on gross margin. In addition, the Company expects that deployment of switches will enable the Company to (i) switch local traffic, thereby increasing the economic viability of entering the market for local telecommunications services, (ii) shield proprietary information regarding its customers from the underlying carriers, thereby increasing customer control,
(iii) facilitate access to call data records and (iv) implement differentiating features and billing enhancements without involving the underlying carrier.

     High Capacity Switches. In the first quarter of 1997, the Company acquired six state-of-the-art high capacity switches, three of which have both local and long distance functionality. At the date of this Report, the Company was in the process of installing these switches in Atlanta, Chicago, Dallas, Los Angeles, New York and Seattle. The Company believes that, in these locations, its volume of long distance traffic and the regulatory and market conditions will permit it to provide local services at acceptable margins. Moreover, the Company believes that there will be significant local circuit capacity at attractive rates available from CLECs, ILECs and 38GHz wireless providers in these locations. The Company estimates that it will take at least until the second quarter of 1997 to install and fully integrate these switches, at an aggregate cost of approximately $15.0 million. The Company anticipates employing on-site technicians at each switch location to provide switch service and support. In addition, the Company is working to establish a remote service center staffed with approximately four technicians capable of monitoring and providing limited service and support for each of its switches twenty-four hours a day. The Company estimates that this service center will cost approximately $1.5 million to $2.0 million to establish and will be operational in the second or third quarter of 1997. There can be no assurance, however, that these switches will be installed or fully operational, or that a remote service center will be installed and operational, within anticipated deadlines and budgets, or that the Company will not encounter technical, operational or other problems in the installation or operation of this sophisticated switching and monitoring equipment.

     Frame Relay Data Switches. In addition to voice switches, PacNet, a wholly-owned subsidiary of the Company, offers data transmission services primarily using its own frame relay switches and a fiber optic transmission network which, at the end of 1996, connected over 40 cities in the Western United States. PacNet is a member of the UNI-SPAN(R) consortium of frame relay data network providers. Members of the UNI-SPAN(R) consortium are permitted to contract for access to frame relay networks of other members at favorable rates. In addition to cost savings, the consortium enables the Company to provide end-to-end connectivity to its customers on a nationwide basis.

     Limited Capacity Switches. The Company previously owned and operated limited capacity switches in nine locations, most of which were acquired through acquisitions of other telecommunications service providers. As a result of limitations inherent in these switches and the Company's plans to install a state-of-the-art high capacity switch network, the Company removed these switches from service during the third quarter of 1996. The Company may utilize these limited capacity switches to complement the planned deployment of high capacity switching facilities; however, there can be no assurance that this will be feasible.

ACQUISITIONS

     Midcom experienced rapid growth through the end of 1995. A significant portion of this growth, particularly in 1995, was attributable to acquisitions of customer bases and of other telecommunications service providers. These acquisitions were intended to (i) enhance Midcom's sales force capability, (ii) broaden its service offerings, and (iii) increase its customer base and revenue.

     The Company's acquisitions resulted in revenue growth and increased customer concentrations in certain metropolitan areas which, in turn, increased the Company's ability to control transmission routing for customers in those areas in order to lower costs and improve gross margin. However, these acquisitions placed significant demands on management resources and disrupted the Company's normal business operations. For a number of reasons, the Company was not able to consolidate and integrate the sales and marketing, customer support, billing and other functions of certain acquired operations as quickly as anticipated. Pending such integration, it was necessary for the Company to maintain billing systems and other functions of certain acquired operations, which caused inefficiencies, added operational complexity and expense, increased the risk of billing delays and financial reporting difficulties and impaired the Company's ability to cross-sell the various products and services offered by certain acquired operations. In addition, the Company often experienced high initial customer attrition from acquired customer bases. The Company believes this occurred as a result of difficulties encountered in transitioning acquired customer bases to the Company's services and systems, a process which often prompts customers to consider competitive alternatives in the telecommunications marketplace. Also, where the Company did not acquire the sales channel associated with an acquired customer base, there was often a period of enhanced exposure to competitors as the Company's sales force became familiar with its newly acquired customers and established relationships with the appropriate customer contacts. In addition to problems associated with integration, consolidation and customer attrition, certain of the Company's acquisitions have resulted in disputes between the Company and the sellers of the acquired operations. See "Item 3. Legal Proceedings."

     The Company's current strategy is to generate growth primarily through internal sales and marketing efforts, rather than through the acquisition of customer bases or other telecommunication service providers. Although growth through acquisitions is no longer central to the Company's growth strategy, the Company will consider, on a selective basis, acquisitions which the Company believes will contribute to its infrastructure, create synergies or which otherwise have strategic value to the Company. There can be no assurance that there will not be adverse consequences to the Company from its past or future acquisitions. Further, there can be no assurance that the Company will be able to identify attractive acquisition candidates in the future, that acquisitions pursued by the Company will be completed, or that, if completed, such acquisitions will be beneficial to the Company. As of the date of this Report, the Company has no commitment or agreement to make any acquisitions. Further, the Company is prohibited from making any acquisitions without the prior approval of its lenders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

INFORMATION SYSTEMS

     Telecommunication service providers generally must record and process massive amounts of data quickly and accurately in order to bill customers in a timely manner, verify billings from third party carriers, service customer accounts, respond to customer inquiries and otherwise support operations. These tasks require sophisticated, high capacity and reliable management information and billing systems.

     In late 1993, Midcom began the development of a proprietary information system, referred to as "Keystone," designed to integrate its customer information system, billing system and financial reporting system. The billing module used in Keystone was designed to replace the Company's existing billing system. The Company began using the Keystone billing module for a portion of its customers in February 1995. Due to difficulties encountered during the implementation of Keystone and required modifications to Midcom's customer data base, which delayed full implementation of the Keystone billing module, the Company continued to bill most of its customers under its prior billing system until late April 1995. At that time, the Company completed the conversion to the Keystone billing module.

     The Company estimates that in 1995 the number of call data records processed by the Company grew from approximately 20 million to as many as 35 million per month, each of which had to be identified with the appropriate customer for proper billing. This growth was attributable in large part to customers of acquired customer bases and operations. Difficulties encountered during the implementation of Keystone were compounded by this rapid growth and contributed to operational difficulties. Partly as a result of these operational difficulties, the Company was not able to consolidate and integrate the sales and marketing, customer support, billing and other functions of certain acquired operations as quickly as anticipated. Pending such integration, it was necessary for the Company to maintain billing systems and other functions of certain acquired operations, which, among other things, caused operational inefficiencies, added complexity and expense to the billing and financial reporting process and increased the risk of billing delays and financial reporting difficulties.

     During the second, third and fourth quarters of 1995, difficulties in implementing the new billing system caused an increased number of calls to be billed later than expected by the Company. Delays in billings contributed to a significant increase in customer invoice adjustments and bad debt expense in the fourth quarter of 1995. In addition, in the process of reconciling unbilled accounts as of December 31, 1995 with amounts ultimately billed, the Company discovered that certain reports generated by its new information management system for recognizing unbilled revenue for the third quarter of 1995 failed to fully reflect all discounts that were properly included in the bills subsequently sent to the Company's customers. Primarily as a result of this failure, reported revenue was overstated for the third quarter of 1995 and the Company's Quarterly Report on Form 10-Q for that period had to be amended to restate reported results. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restatement of Results for the Third Quarter of 1995."

     In connection with the audit of Midcom's 1995 Consolidated Financial Statements, Midcom's independent auditors identified two conditions which were characterized as material weaknesses in its internal financial controls. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Past Material Weaknesses." In response to the recommendations of the Company's auditors, the Company hired additional finance and accounting personnel, curtailed acquisitions, reorganized its financial reporting functions to improve communications between senior management and the finance department and established the policy of billing substantially all customer call traffic in a financial reporting period before revenue for the period is reported, thereby eliminating the need to estimate any material portion of revenue. As part of the Company's operational restructuring, the Company's management team has focused on, and has substantially completed, the consolidation and integration of the Company's multiple information and billing systems and other redundant functions of its acquired long distance operations. In addition, the management team will continue to focus on integrating the Company's data transmission and enhanced telecommunications services, enlarging and enhancing the Company's information system and improving its financial reporting and internal controls, and it intends to increase the number of information systems personnel from approximately 18 full-time employees and seven independent contractors at the end of July

1996 to approximately 50 full-time employees by the end of 1997. As a result of these and other restructuring efforts, on March 13, 1997 Midcom's independent auditors reported to the Company's Audit Committee that the material weaknesses identified in connection with the 1995 audit have been corrected.

     Although Midcom has experienced difficulties in the implementation of its management information system, it is now able to provide many of its direct-billed customers billing and management reports with a level of detail and features that the major carriers generally provide only to their higher volume users. The Company is currently able to collect numerous multiple call data items for each phone call placed by a customer, including customer name, call origination point, call destination point, billing code, minutes, date, time and rate code. From this data, the Company can organize the customer's monthly phone calls into a wide variety of report formats. These reports can include: (i) state/international codes, (ii) date and hour distributions, (iii) type of service ("1 plus", "800", etc.), (iv) frequently called numbers, area codes, cities or states, (v) calling card summaries, (vi) graphic presentation of data and (vii) color-coded long distance calling activity maps. In addition, the Company's customers can choose to have one centralized bill sent each month to their principal place of business or individual bills sent to branch offices, with a master copy sent to the principal place of business. The Company believes that its value-added billing capability enables its customers to manage their telecommunications costs more effectively, helps differentiate the Company's services from services offered by the larger long distance carriers and will continue to be an important factor in its ability to successfully compete in its targeted market.

     In light of the volume of financial data to be processed, the reliance upon timely receipt of call data records from suppliers, the anticipated rate of growth of the Company, the demands on key financial personnel, the potential for turnover in key finance and accounting positions, the challenges associated with the integration of acquired businesses and other factors, there can be no assurance that the Company will not encounter additional billing delays, other internal control weaknesses or other difficulties in future financial reporting.

SUPPLIERS

     Midcom purchases from facilities-based carriers the long distance telecommunications services that it provides to its customers. The Company has entered into multiple-year supply contracts with Sprint, WorldCom and AT&T for long distance telecommunication services. In addition to its contracts with its major suppliers, the Company has from time to time acquired access to telecommunications services on a short-term basis from a number of other suppliers. In 1994, 1995 and 1996, Sprint, WorldCom and AT&T were collectively responsible for carrying traffic representing approximately 97%, 67% and 74% of the Company's revenue, respectively, and for those periods no single carrier was responsible for carrying traffic representing more than 46%, 31% and 31% of the Company's revenue, respectively.

     To obtain favorable forward pricing from certain of its suppliers, the Company has committed to purchase minimum volumes of a variety of long distance services during stated periods whether or not such volumes are used or, in one case, to pay a surcharge equal to a percentage of the Company's shortfall from a specified quarterly minimum volume. As of September 30, 1996, Midcom's minimum volume commitment under its supply contract with AT&T, its largest supply contract, was $117.0 million. The Company estimates that, as of September 30, 1996, it would have been in shortfall of its minimum commitments to AT&T by approximately $27.6 million based on then-applicable contract requirements. However, on October 31, 1996, the Company and AT&T executed a Release and Settlement Agreement pursuant to which substantially all disputes between the Company and AT&T were resolved. Also on October 31, 1996, the Company and AT&T executed a new carrier contract pursuant to which the Company's minimum commitment to AT&T was reduced to $13.7 million for the eighteen month period immediately following execution of the contract, of which approximately $10.0 million remained as of the date of this Report. In addition, the new carrier contract provides for more favorable pricing for certain network services provided by AT&T. In consideration for the terms of the settlement and the new rate structure, the Company is required to make two payments to AT&T in the aggregate amount of $8.8 million. The first payment of $5.0 million was made on November 6, 1996. The second payment of $3.8 million will be due within 30 days of Midcom announcing quarterly gross revenue in excess of $75.0 million, or upon completion of a change in control. In addition, in the first quarter of 1997 the Company entered into a new carrier supply contract with Sprint which also provides for more favorable rates. The Company's minimum volume commitments to all of its carriers as of March 15, 1997 aggregated approximately $92.0 million, to be used over the next three years. See Note 15 of Notes to Consolidated Financial Statements. There can be no assurance that the Company will not incur additional shortfalls in the future or that it will be able to successfully renegotiate, or otherwise obtain relief from, its minimum volume commitments in the future. See "Risk Factors -- Minimum Volume Commitments and Shortfalls."

     Because of Midcom's commitments to purchase fixed volumes of use from certain of its suppliers at predetermined rates, the Company could be adversely affected if a supplier were to lower the rates it makes available to the Company's target market without a corresponding reduction in the Company's rates. Similarly, the Company could be adversely affected if its suppliers failed to adjust its overall pricing, including prices to the Company, in response to price reductions of other major carriers. See Note 15 of the Notes to Consolidated Financial Statements.

     Each month, Midcom receives invoices from its suppliers. In those areas in which the Company intends to direct call traffic through its own switches, it will receive bills directly from the ILECs for access charges. Due to the multitude of billing rates and discounts which suppliers must apply to calls completed by the Company's customers, and due to routine logistical issues such as the addition or termination of customers, the Company regularly has disagreements with its suppliers concerning the sums invoiced for its customers' traffic. The Company pays its suppliers according to its own calculation of amounts owed as recorded on computer tapes provided by its suppliers. The Company's computations of amounts owed are frequently less than the amount shown on the suppliers' invoices. Accordingly, the suppliers may consider the Company to be in arrears in its payments until the amount in dispute is resolved. Although these disputes have generally been resolved on terms favorable to the Company, there can be no assurance that this will continue to be the case. In accordance with generally accepted accounting principles, the Company records as an expense amounts in dispute that correspond to the aggregate amount that the Company believes it will be required to pay and adjusts that amount as the underlying disputes are resolved.

     Midcom, like all other long distance providers, is dependent upon LECs for call origination (carrying the call from the customer's location to the long distance network of the IXC selected to carry the call) and termination (carrying the call off the IXC's network to the call's destination). The Company's ability to maintain and expand its business depends, in part, on its ability to obtain telecommunications services on favorable terms from facilities-based carriers, and the cooperation of both IXCs and LECs in initiating and terminating services for its customers in a timely manner (the process of initiating service for a customer is referred to as "provisioning"). FCC policy currently requires all common carriers, including IXCs, to make their services available for resale and to refrain from imposing unreasonable restrictions on such resale. The Telecommunications Act further requires all ILECs both to offer their services for resale at wholesale rates and to allow access to unbundled network elements at cost-based rates. The ILECs are also required by the Telecommunications Act to provide all IXCs, including the Company, with equal access for the origination and termination of long distance calls. If any of these requirements were eliminated, the adverse impact on the Company could be substantial. Access charges represent a substantial portion of the Company's current cost of service. The FCC, however, has undertaken to reform its universal service and access charge rules by May 1997 in order to rework the current universal service subsidy system and to move access charges toward the economic cost of originating and terminating long distance traffic. The level at which the FCC sets access charges and universal service contributions could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, implementation of a new access charge structure and repricing of local transport could place many interexchange carriers, including the Company, at a significant cost disadvantage relative to larger competitors. The FCC has also imposed on facilities-based interexchange carriers the obligation to track the payphone-originated tollfree and access code calls which they carry and to compensate payphone service providers for such calls, initially on a per-phone, and, commencing in October 1997, on a per-call basis, in amounts reflective of soon to be deregulated local coin rates. See "-- Regulation."

COMPETITION

     The long distance telecommunications industry is highly competitive. Midcom believes that the principal competitive factors in this industry include pricing, customer service, network quality, value-added services and the flexibility to adapt to changing market conditions. A number of the Company's current and potential competitors have substantially greater financial, technical, marketing and other resources than the Company, and there can be no assurance that the Company will remain competitive in this environment. The Company's ability to compete may also be impaired by its leveraged capital structure and limited capital resources.

     The long distance telecommunications industry is significantly influenced by the marketing and pricing activities of the major industry participants, including AT&T, MCI, Sprint and WorldCom. While the Company believes that AT&T, MCI and Sprint historically have chosen not to concentrate their direct sales efforts on small to medium-sized businesses, these carriers control approximately 85% of that market. Moreover, AT&T, MCI and Sprint have recently introduced new service and pricing options that are attractive to smaller commercial users, and there can be no assurance that they will not market to these customers more aggressively in the future. AT&T and, as an interim measure, the structurally separate interexchange affiliates of the RBOCs have recently been reclassified as non-dominant carriers and, accordingly, have the same flexibility as the Company in meeting competition by modifying rates and service offerings without pricing constraints or extended waiting periods. These reclassifications may make it more difficult for the Company to compete for long distance customers. See "-- Regulation." In addition, a significant number of large regional long distance carriers and new entrants in the industry compete directly with the Company by concentrating their marketing and direct sales efforts on small to medium-sized commercial users. Activities by competitors including, among other things, national advertising campaigns, telemarketing programs and the use of cash or other forms of incentives, contribute to significant customer attrition in the long distance industry.

     The Company contracts for call transmission over networks operated by suppliers who may also be the Company's competitors. Both the IXCs and LECs providing transmission services for the Company have access to information concerning the Company's customers for which they provide the actual call transmission. Because these IXCs and LECs are potential competitors of the Company, they could use information about the Company's customers, such as their calling volume and patterns of use, to their advantage in attempts to gain such customers' business. The Telecommunications Act has strengthened the rules which govern the privacy of customer proprietary information by expressly prohibiting telecommunications carriers which receive proprietary information from resale carriers for purposes of providing telecommunications services to those resale carriers from using such information for their own marketing purposes. In addition, the Company's future success will depend, in part, on its ability to continue to buy transmission services and access from these carriers at a significant discount below the rates these carriers otherwise make available to the Company's targeted customers.

     Regulatory trends have had, and may have in the future, a significant impact on competition in the telecommunications industry. See "-- Regulation." As a result of the Telecommunications Act, the RBOCs are now permitted to provide, and are providing or have announced their intention to provide, long distance service originating (or in the case of "800" service, terminating) outside their local service areas or offered in conjunction with other ancillary services, including wireless services. Following application to and upon a finding by the FCC that an RBOC faces facilities-based competition and has satisfied a congressionally-mandated "competitive checklist" of interconnection and access obligations, an RBOC will also be permitted to provide long distance service within its local service area. The entry of these well-capitalized and well-known entities into the long distance service market could significantly alter the competitive environment in which the Company operates.

     The Telecommunications Act also removes most legal barriers to competitive entry into the local telecommunications market and directs ILECs to allow competing telecommunications service providers such as the Company to interconnect their facilities with the local exchange network, to acquire network components on an unbundled basis and to resell local telecommunications services. Moreover, the Telecommunications Act seeks to facilitate the development of local telecommunications competition by requiring

ILECs, among other things, to allow end users to retain their telephone numbers when changing service providers and to place short-haul toll calls without dialing lengthy access codes. In response to these regulatory changes, AT&T, MCI and many of the Company's other long distance competitors have announced plans to enter the local telecommunication market.

     While the Telecommunications Act opens new markets to the Company, the nature and value of the resultant business opportunities will be dependent in large part upon subsequent regulatory interpretation of the statute's requirements. While the FCC has promulgated rules implementing the local competition provisions of the Telecommunications Act, these rules have been appealed and key provisions have been "stayed" pending the outcome of the appeals. Various state regulatory authorities are currently in the process of implementing the remaining FCC rules. The Company anticipates that ILECs will actively resist competitive entry into the local telecommunications market and will seek to undermine the operations and the service offerings of competitive providers, leaving carriers such as the Company, which are dependent on ILECs for network services, vulnerable to anti-competitive abuses. No assurance can be given that the local competition provisions of the Telecommunications Act will be implemented and enforced by federal and state regulators in a manner which will permit the Company to compete successfully in the local telecommunications market or that subsequent legislative and/or judicial actions will not adversely impact the Company's ability to do so. Moreover, federal and state regulators are likely to provide ILECs with increased pricing flexibility for their services as competition in the local market increases. If ILECs are allowed by regulators to lower their rates substantially, engage in aggressive volume and term discount pricing practices for their customers, charge excessive fees for network interconnection or access to unbundled network elements, or decline to make services available for resale at discounted wholesale rates, the ability of the Company to compete in the provision of local service could be materially and adversely affected.

     The Company believes that, principally due to its economies of scale and personalized service, it is able to differentiate its service offerings from the larger carriers in its targeted market segment on the basis of price, breadth of service offerings, customer service and support and the ability to provide customized solutions to the telecommunications requirements of its customers. As a result, the Company believes that it competes favorably in this market segment. The Company also believes that its ability to compete in this market segment will increasingly depend on its ability to offer on a timely basis new services based on evolving technologies and industry standards. However, there can be no assurance that new technologies or services will be made available to the Company on favorable terms.

REGULATION

     The terms and conditions under which Midcom provides communications services are subject to government regulation. Federal laws and FCC regulations apply to interstate telecommunications, while particular state regulatory authorities have jurisdiction over telecommunications that originate and terminate within the same state.

  Federal

     Midcom is classified by the FCC as a non-dominant carrier and therefore is subject to relaxed regulation. Historically, the FCC has generally either excused or presumed compliance by non-dominant carriers with many of the statutory requirements and regulations to which dominant carriers are subject, including most reporting, accounting and record keeping obligations. However, a number of these requirements are imposed, at least in part, on non-dominant carriers such as the Company whose annual operating revenues exceed $100 million. The FCC retains the jurisdiction to impose fines or other penalties on, or to act upon complaints against, any common carrier, including non-dominant carriers, for failure to comply with its statutory or regulatory obligations. The FCC also has the authority to impose more stringent regulatory requirements on the Company and change its regulatory classification. In the current regulatory atmosphere; however, the Company believes that the FCC is unlikely to do so. Non-dominant carriers are also subject to a variety of miscellaneous regulations that, for instance, dictate the materials required to document and the procedures necessary to verify a consumer's election to change its preferred long distance telephone provider, mandate disclosure of rate and other data associated with the provision of operator services and require contribution to a variety of FCC-mandated funds and payment of various regulatory and other fees. There has generally been increased enforcement activity by the FCC and the states with respect to such regulations, particularly with respect to those regulations governing the verification of consumer elections to change long distance service providers.

     Among domestic carriers, only the ILECs are classified as dominant carriers, although ILECs currently would only be classified as dominant in their provision of long distance telecommunications services if they were to provide such services other than through structurally separate affiliates. As a consequence, the FCC regulates many of their rates, charges and services to a greater degree than the Company's, although the FCC is currently evaluating proposals to streamline and otherwise relax its regulation of the ILECs. AT&T and, as an interim measure, the structurally separate interexchange affiliates of the RBOCs have recently been reclassified as non-dominant carriers and, accordingly, have the same flexibility as the Company in meeting competition by modifying rates and service offerings without pricing constraints or extended waiting periods. The impact on the Company of the reclassification of AT&T and the RBOC interexchange affiliates as non-dominant carriers cannot be determined at this time, but it could make it more difficult for the Company to compete for long distance customers.

     With the passage of the Telecommunications Act, the RBOCs are now free to offer long distance service outside their respective local telephone service areas as well as long distance service bundled with wireless, enhanced and other ancillary services. Following application to and upon a finding by the FCC that an RBOC faces facilities-based competition and has satisfied a congressionally-mandated "competitive checklist" of interconnection and access obligations, the RBOC will be permitted to provide long distance service within its local service area, although in so doing, it will be subject to a variety of structural and nonstructural safeguards intended to minimize abuse of its market power in these local service areas. As a result of the removal of the legal barriers to competitive entry into the local market, long distance carriers like the Company will be allowed to compete with the RBOCs in the provision of local service. It is impossible to predict the impact of RBOC entry into the long distance telecommunications market on the Company's business and prospects, but it could make it more difficult for the Company to compete for long distance customers.

     The Company has all necessary authority to provide domestic interstate telecommunications services under current laws and regulations. The Company and one or more of its subsidiaries have been granted authority by the FCC to provide international telecommunications services through the resale of switched services of U.S. facilities-based carriers. The FCC reserves the right to condition, modify or revoke such international authority for violations of federal law or rules, as well as to approve assignments and transfers of control of such international authority.

     As the result of a stay of the FCC's order to eliminate the filing of interstate tariffs (which order would have been effective September 23, 1997) issued by the federal district court in Washington, D.C., the FCC has reinstituted the requirement that all interstate carriers file such tariffs pending the court's resolution of the issue. Although the tariffs of non-dominant carriers, and the rates and charges they specify, are subject to FCC review, they are presumed to be lawful and are seldom contested. As an international non-dominant carrier, the Company is required to include, and has included, detailed rate schedules in its international tariffs, and is permitted to make tariff filings on a single day's notice. Prior to a 1995 court decision, Southwestern Bell v. FCC, 43 F.3rd 1515 (D.C. Cir. 1995), domestic non-dominant carriers were permitted by the FCC to file tariffs with a "reasonable range of rates" instead of the detailed schedules of individual charges required of dominant carriers. In reliance on the FCC's past practice of allowing relaxed tariff-filing requirements for non-dominant domestic carriers, the Company and most of its competitors did not maintain detailed rate schedules for domestic offerings in their tariffs. Until the two-year statute of limitation expires, the Company could be held liable for damages for its failure to do so, although it believes that such an outcome is highly unlikely and would not have a material adverse effect on the Company's operations.

     To date, the FCC has exercised its regulatory authority to set rates only with respect to the rates of dominant carriers, and it has increasingly relaxed its control in this area. Thus, the FCC does not regulate the rates of the Company or any other long distance telecommunications provider, including AT&T, although it would regulate the rates charged by any ILEC that elected to provide interexchange services other than through a structurally separate affiliate. While the FCC continues to cap the prices that dominant ILECs may charge to originate and terminate interstate calls, it has afforded the ILECs a modicum of geographically-restricted pricing flexibility when they face competition in a given market. The FCC has indicated that it will initiate in the near future a comprehensive review of its access charge structure, evaluating embedded costs and subsidies that produce current access charge levels. The FCC is currently conducting a rulemaking procedure to implement the universal service provisions of the Telecommunications Act and will be determining in that proceeding the contributions that telecommunications companies such as the Company will be required to make to support universal service. The FCC also has recently completed a rulemaking proceeding to implement the local competition provisions of the Telecommunications Act. In that proceeding, the FCC has set forth comprehensive national rules and guidelines for states and local competitors to follow that, among other things, govern the interconnection obligations among telecommunications carriers, including interconnection with the local exchange network, and access to a minimum set of unbundled network elements, as required by the Act. The FCC also has set forth pricing methodologies for both the FCC and the states to follow in implementing the Telecommunications Act's requirement that interconnection and access to unbundled network elements be made available by ILECs at cost-based rates with a reasonable profit. The rules adopted by the FCC in implementing the local competition provisions of the Telecommunications Act have been appealed and key provisions, including the pricing methodologies, have been "stayed" pending the outcome of the appeals.

     The FCC-styled "trilogy" of access charge reform, universal service and local competition proceedings comprise the FCC's effort to respond to the Telecommunications Act's goal of transitioning telecommunications markets to full competition. The FCC does not expect this framework to be complete until state public service commissions complete their own efforts to implement and supplement the Telecommunications Act's provisions. Until the FCC's "trilogy" of proceedings is completed, and until such state actions are taken, the impact of the FCC's actions on the Company's access arrangements or access charge obligations, or more broadly, on the Company's operations in general, cannot be determined at this time.

     The Telecommunications Act grants the FCC authority to forebear from applying any statutory requirement or regulation to classes of carriers or services upon a determination that such application is unnecessary and no longer in the public interest. Utilizing this newly-granted authority, the FCC has already reduced, and has proposed further reductions in, its regulation of non-dominant IXCs such as the Company. While the FCC's proposal to adopt mandatory detariffing has been deferred, the FCC is expected to continue its efforts to reduce the regulation of non-dominant IXCs.

     The microwave licenses held by the Company's subsidiary, PacNet, are subject to FCC regulation and licensing. PacNet's licenses are for point-to-point microwave systems operating in the Private Operational Fixed Microwave Service ("OFS"). Such facilities must be constructed and operated in strict conformance with their authorizing licenses and FCC rules and policies and such licenses may not be modified, transferred or assigned without prior FCC approval. OFS licenses may be cancelled or revoked, and fines and other non-monetary penalties imposed on OFS licensees, for failure to comply with FCC requirements. OFS licenses are granted for a fixed five-year term, with the potential for renewal. The majority of PacNet's licenses expire in December 1997 and the balance expire in June 1999. As of the date of this Report, the Company intends to seek renewal of the microwave licenses for each of PacNet's stations and currently anticipates that these licenses will be renewed in the ordinary course of business. However, PacNet has substantially discontinued directing traffic over this microwave system and is in the process of attempting to sell its microwave equipment and related licenses. As a result, the Company does not believe that failure to obtain renewal of microwave licenses upon expiration would adversely affect the Company. See Note 4 to the Notes to Consolidated Financial Statements. Moreover, the Company does not expect the Telecommunications Act to significantly impact the Company's microwave licenses.

  State

     The intrastate long distance telecommunications operations of Midcom are also subject to various state laws and regulations, including initial certification, registration and/or notification, as well as various tariffing and reporting requirements. Currently, the Company is certified and tariffed, where required, to provide intrastate service to customers throughout the United States except in Alaska and Hawaii. The Company continuously monitors regulatory developments in all 50 states and intends to obtain the appropriate certificates wherever feasible.

     Midcom is currently subject to varying levels of regulation in the 48 states in which it provides intrastate long distance telecommunications service. The large majority of the states require Midcom to apply for certification to provide intrastate long distance telecommunications service, or at least to register or to be found exempt from regulation, before commencing such service. At present, 34 states also require Midcom to file and maintain detailed tariffs listing its rates for intrastate long distance service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, assignments of carrier assets (including customer bases), carrier stock offerings and/or incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, cancelled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. Except for the request for approval which, as of the date of this Report, was pending in Arkansas with respect to the Company's acquisition of a customer base from Cherry Communications Incorporated ("Cherry Communications"), the Company has secured approval for its acquisitions of the capital stock, customer bases or other assets of other telecommunications service providers. With respect to the Company's acquisition of the customer base from Cherry Communications, the Arkansas Public Utility Commission has held the docket in abeyance pending filing of appropriate tariffs by Midcom to cover rates and services applicable to former customers of Cherry Communications. The Company does not believe that failure to obtain approval in Arkansas prior to completing the acquisition will have a material adverse effect on the Company's business, financial condition or results of operation.

     When the Company enters the local telecommunications market, it will be subject to regulation, often as a facilities-based provider, by state public service and public utility commissions in the states in which it provides local exchange service. Virtually all states require local exchange providers to be certified prior to initiating service and to maintain on file with the state commissions detailed tariffs specifying rates, as well as terms and conditions, of service. The Company will be subject to a higher level of regulatory oversight as a local exchange provider than it has been as a long distance carrier. Among other things, the Company will be subject to a variety of additional service quality and consumer protection requirements, as well as requirements to provide emergency, handicapped and subsidized services. The states also impose additional reporting and prior approval requirements on local service providers. Certificates of local authority can generally be conditioned, modified, cancelled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state commissions. Fines and other penalties may also be imposed for such violations.

RUSSIAN JOINT VENTURE

     In December 1993, Midcom contracted to acquire a 50% interest in Dal Telecom International ("Dal Telecom"), a provider of local, long distance, international and cellular telecommunications services in the Russian Far East. To acquire its interest in Dal Telecom, Midcom committed to make a capital contribution of cash, equipment and services of approximately $12.7 million. As of December 31, 1995, the Company had invested a total of approximately $8.8 million in the joint venture but was unable to fund additional contributions. In March 1996, the Company and the joint venture partner agreed to amend the terms of the joint venture to provide that the Company had a 40% equity interest in the joint venture.

     The Company's commitment to Dal Telecom required significant amounts of capital resources and management attention given the logistics of maintaining a relationship in Russia. As a result, the Company decided that it was in its best interests to focus on its domestic business and to sell its interest in Dal Telecom. As a result of this decision, the Company wrote down its investment in Dal Telecom to $2.0 million at December 31, 1995, which was the Company's estimate of the net recoverable value of its investment in Dal Telecom, and recorded a loss of approximately $6.8 million on impairment of the asset. This estimate was based on market information currently available to the Company and certain assumptions about the future operations of Dal Telecom, over which the Company had limited control. There can be no assurance that the Company will be successful in its efforts to sell its interest in Dal Telecom. The Company discontinued recording its share of the income or losses of Dal Telecom as of December 31, 1995. During the third quarter of 1996, the remaining investment of $2.0 million was written off to loss on impairment of assets, as the Company was unable to locate a purchaser for its interest. See Note 5 of the Notes to Consolidated Financial Statements.

CUSTOMER CONCENTRATIONS

     The Company estimates that during the fourth quarter of 1996 it invoiced approximately 100,000 customer locations. Certain Midcom customers receive multiple billing invoices because they have multiple locations. As of the end of 1996, the Company was unable to aggregate the invoices of such customers to determine an exact customer count. During 1994, 1995 and 1996, no one customer accounted for more than 5.0% of Midcom's revenue. Midcom believes that the loss of any single customer would not have a material adverse effect on its business, financial condition or results of operations.

EMPLOYEES

     As of December 31, 1996, the Company employed 527 persons on a full-time basis. None of the Company's employees are members of a labor union or are covered by a collective bargaining agreement. The Company has never experienced a work stoppage and considers its employee relations to be good.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information as to the directors and executive officers of the Company.

                NAME                     AGE                           POSITION
-------------------------------------    ---     ----------------------------------------------------
John M. Zrno.........................    58      Chairman of the Board and Director
Paul Pfleger.........................    61      Vice Chairman of the Board and Director
William H. Oberlin...................    52      President, Chief Executive Officer and Director
Robert L. Nitschke...................    49      Executive Vice President, Operations
Robert J. Chamberlain................    43      Executive Vice President, Chief Financial Officer,
                                                 Treasurer and Assistant Secretary
Paul P. Senio........................    64      Vice President and Secretary
Steven P. Goldman....................    37      Vice President, Assistant Secretary and General
                                                 Counsel
John M. Orehek(1)(2).................    42      Director
Scott B. Perper(2)...................    41      Director
Karl D. Guelich(1)...................    54      Director
Marvin C. Moses(1)...................    52      Director
Daniel M. Dennis(2)..................    49      Director

---------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

     John M. Zrno has served as the Chairman of the Company's Board of Directors since December 1996. In addition, he has served as a director of the Company and a consultant to the Company since May 1996. From August 1995 to October 1995, Mr. Zrno was Vice Chairman of Frontier Corporation, a long distance telecommunications provider, and was President, Chief Executive Officer and a director of ALC Communica-tions Corporation ("ALC"), a long distance telecommunications provider, from August 1988 until its merger with Frontier Corporation in August 1995.

     Paul Pfleger has been Vice Chairman of the Company's Board of Directors since December 1996. In addition, he served as the Chairman of the Company's Board of Directors from the Company's formation in 1989 until December 1996, and he served as acting President and Chief Executive Officer of the Company from April 1996 to May 1996. Mr. Pfleger was a founder and currently is Chairman of the Board of Directors of SP Investments, Inc., has been Chairman of the Board of Directors of Interfinancial Real Estate Management Company, a real estate management company, since 1984 and has been its President since April 1993. Pursuant to a shareholder's agreement (the "Shareholder's Agreement") among Ashok Rao, a former officer of the Company, trusts for benefit of family members of Mr. Rao and limited partnerships controlled by Messrs. Pfleger and Orehek, the parties thereto have agreed to vote their shares to elect Mr. Pfleger to the Board of Directors. The Shareholders' Agreement expires on June 7, 1999.

     William H. Oberlin has served as President, Chief Executive Officer and a director of the Company since May 1996. Prior to joining the Company, Mr. Oberlin was President and Chief Operating Officer of Frontier Corporation from August 1995 to November 1995 and was Executive Vice President, Chief Operating Officer and a director of ALC from October 1988, July 1990 and July 1993, respectively, until its merger with Frontier Corporation in August 1995.

     Robert L. Nitschke has served as Executive Vice President, Operations since October 1996 and Executive Vice President and Chief Operating Officer from October 1995 to October 1996. Prior to joining the Company, Mr. Nitschke was Vice President for U.S. Intelco Holdings, a telecommunications holding company, and President of its subsidiary, USI-Gateway, Inc., a developer of products and services for local number portability, from July 1995 to October 1995, and was Vice President of Operations of its subsidiary, U.S. Intelco Network, a billing aggregation and database and information services provider to local exchange carriers, from September 1989 to July 1995.

     Robert J. Chamberlain has served as Executive Vice President, Treasurer and Assistant Secretary since October 1996 and as the Chief Financial Officer of the Company since April 1996. He served as the Company's Senior Vice President of Finance and Administration from April 1996 to October 1996. He also served as a consultant to the Company, advising on financial matters, from January 1995 to May 1995 and from January 1996 to April 1996. Prior to joining the Company, Mr. Chamberlain was the Vice President of Finance and Operations and Chief Financial Officer of ElseWare Corporation, a font technology software developer, from January 1992 to December 1995. Prior to that, Mr. Chamberlain was a partner at KPMG Peat Marwick.

     Paul P. Senio has served as Secretary of the Company since 1989, becoming General Counsel in January 1994. He served as Vice President of the Company from January 1994 to September 1994 and again from December 1995 to the present. He served as the Company's Senior Vice President from September 1994 to December 1995. From 1984 to December 1993, Mr. Senio served as General Counsel for Security Properties Inc., a real estate management company controlled by Paul Pfleger.

     Steven P. Goldman was appointed Vice President, Assistant Secretary and General Counsel of the Company in March 1997. Prior to that he was with AT&T Wireless Services, Inc. (formerly McCaw Cellular Communications, Inc.), a wireless services provider, as regulatory counsel from August 1989 to December 1991, Regional Vice President and General Counsel from January 1992 to March 1994, and Vice President -- Law from March 1994 to January 1997.

     John M. Orehek has served as a director of the Company since January 1993. Mr. Orehek has served as President and Chief Executive Officer of SP Investments Inc., an investment management company, from 1991 to the present. In addition, Mr. Orehek has been a director of IREMCO since 1993. From 1987 to 1991, Mr. Orehek was President of Hallmark Capital Partners, Ltd., a Seattle-based real estate development corporation.

     Scott B. Perper has served as a director of the Company since June 1994. Mr. Perper has been a Senior Vice President of First Union Corporation, a bank holding company, and First Union National Bank of North

Carolina since January 1990, and an executive of First Union Capital Partners, the private equity and mezzanine investment arm of First Union Corporation, since February 1989.

     Karl D. Guelich has served as a director of the Company since November 1995 and served as a consultant to the Company from March 1996 to April 1996. Since March 1993, Mr. Guelich has been in private practice as a certified public accountant. From June 1964 to February 1993, Mr. Guelich was employed by Ernst & Young LLP, where he served as the Area Managing Partner for the Pacific Northwest offices headquartered in Seattle from October 1986 to November 1992.

     Marvin C. Moses has served as a director of the Company and a consultant to the Company since May 1996. From August 1995 to January 1996, Mr. Moses was Executive Vice President and Chief Financial Officer of Frontier Corporation and from January 1996 to April 1996 Mr. Moses was Vice Chairman and Chief Financial Officer of Frontier Corporation. He also was Chief Financial Officer and a director of ALC from October 1988 and September 1989, respectively, until its merger with Frontier Corporation in August 1995.

     Daniel M. Dennis has served as a director of the Company since July 1996. Mr. Dennis served in numerous executive positions since joining MCI in 1973, the most recent being president of MCI Large Accounts, a division of MCI, from February 1996 to August 1996. Although Mr. Dennis continues to serve as a consultant to MCI, he has resigned from MCI effective August 1996.

RISK FACTORS

     Prospective investors are strongly cautioned that an investment in the Company involves a very high degree of risk. The Company's ability to halt the deterioration of its results of operations and financial condition and successfully implement its operating strategy is subject to an unusual number of material risks and uncertainties. Prospective investors should not dismiss, as "boilerplate" or "customary" disclosure the risk factors set forth below. The contingencies and other risks discussed below could affect the Company in ways not presently anticipated by its management and thereby impair its ability to continue as a going concern and materially affect the value of its debt and equity securities. A careful review and understanding of each of the risk factors set forth below, as well as the other information contained in this Report, is essential for an investor seeking to make an informed investment decision with respect to the Company.

  Ability to Continue as a Going Concern; Need for Additional Working Capital

     As a result of Midcom's rapid growth, substantial operating losses, billing and collection cycle, acquisition strategy and other factors, the Company has required substantial external working capital. In addition to funds required for day to day operations, the Company's principal working capital requirements include capital expenditures (including those associated with the proposed installation of new switching facilities), interest and principal payable under the Notes and other contingencies and obligations described under "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Notes will mature on August 15, 2003. Interest on the Notes is due semi-annually on February 15 and August 15 of each year, in the aggregate amount of approximately $4.0 million for each payment. The report of the Company's independent auditors included in this Report with respect to the Company's 1996 Consolidated Financial Statements states that the Company's recurring operating losses and shareholders' deficit raise substantial doubt about the Company's ability to continue as a going concern. The report of the Company's independent auditors with respect to the Company's 1995 Consolidated Financial Statements also stated that the Company's recurring operating losses working capital deficiency and then-existing credit agreement defaults raised substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements included with this Report have been prepared assuming the Company would continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

     The Company's available sources of working capital at March 14, 1997 consisted of cash flow from operations and approximately $14.5 million in cash and short-term, investment grade, interest-bearing securities, which represented the remaining net proceeds from the Private Placement. Prior to completion of the Private Placement in September 1996, the Company had for several months experienced a severe working capital short-fall which required the Company to seek extended payment terms from certain of its suppliers, delay payments to many of its suppliers and other vendors, delay or cancel purchases and take other steps to conserve operating capital. Also, for several months prior to the completion of the Private Placement, the Company was in default of certain financial and other covenants under the Transamerica Credit Facility, although the lenders continued to permit borrowings under that facility. The existence of defaults under the Transamerica Credit Facility also constituted defaults under certain of the Company's capital leases. For these reasons, the auditor's report with respect to the Company's 1995 Consolidated Financial Statements included the going concern disclosure referred to above. In connection with the completion of the Private Placement and the application of the net proceeds therefrom to the repayment in full of all borrowings under the Transamerica Credit Facility, the lenders waived all then-existing defaults and amended the financial covenants under the facility to levels forecasted to be consistent with Midcom's revised business plan. However, the decline in revenue and related gross profit in the last two quarters of 1996, due in significant part to the unanticipated loss of revenue from a customer base which is the subject of a dispute, caused the Company again to be in default of certain financial covenants under the Transamerica Credit Facility. See "Item 3. Legal Proceedings -- Cherry Communications Lawsuit." Due to the existence of these defaults and an insufficient borrowing base to satisfy a $20.0 million minimum excess availability requirement, no borrowings were available to the Company under the Transamerica Credit Facility and the lenders terminated the facility in January 1997.

     In February 1997, the Company entered into a new revolving credit agreement with Foothill Capital Corporation (the "Foothill Credit Facility") which will permit borrowings of up to $30.0 million (subject to borrowing base limitations) secured by substantially all of the assets of the Company. Borrowings under the Foothill Credit Facility will not be available until satisfaction of a number of conditions, consisting primarily of final documentation of security arrangements, which is expected to occur by May 1997. In addition, in February 1997 the Company entered into a lease facility under which approximately $13.0 million is available for acquisition of capital equipment, which the Company expects to use primarily to finance the purchase of its high capacity switching equipment. See "Item 7. Management's Discussion and Analysis of Financial Condition Results of Operations -- Liquidity and Capital Resources."

     As of March 14, 1997, the Company estimated that it will require between $40.0 million and $50.0 million in order to fund operating losses, working capital requirements and capital expenditures during the remainder of 1997. The Company believes that it will be able to satisfy the conditions to borrowing under the Foothill Credit Facility by May 1997. Assuming borrowings become and remain available under the Foothill Credit Facility and the Company achieves anticipated revenue growth, the Company believes that the remaining proceeds from the Private Placement together with funds available under the Foothill Credit Facility, leasing facilities and cash flow from operations will be sufficient to fund the Company's expected working capital requirements. However, the exact amount and timing of these working capital requirements and the Company's ability to continue as a going concern will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms achieved by the Company and the timing of capital expenditures. Furthermore, there can be no assurance that borrowings under the Foothill Credit Facility will become and remain available or that this facility together with the Company's other anticipated sources of working capital will be sufficient to implement the Company's operating strategy or meet the Company's other working capital requirements. If (i) the Company experiences greater than anticipated capital requirements, (ii) the Company is determined to be liable for, or otherwise agrees to settle or compromise, any material claim against it, (iii) the Company is unable to make borrowings under any of its credit facilities for any reason, (iv) the implementation of the Company's operating strategy fails to produce the anticipated revenue growth and cash flows or (v) additional working capital is required for any other reason, the Company will be required to refinance all or a portion of its existing debt or obtain additional equity or debt financing. There can be no assurance that any such refinancing would be possible or that the Company would be able to obtain additional equity or debt financing, if and when needed, on terms that the Company finds acceptable. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders and the holders of the Notes. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it will be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. There can be no assurance that the Company would be able to reduce expenses or successfully complete other steps necessary to continue as a going concern. Such events would materially and adversely affect the value of the Company's debt and equity securities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Recent Losses and Anticipated Future Losses

     The Company has experienced significant losses since its inception. Net losses for 1994, 1995 and 1996 were approximately $3.0 million, $33.4 million and $97.3 million, respectively. The execution of the Company's restructuring, network and marketing strategy will require the Company to substantially increase its investment in sales, marketing, capital equipment, systems development and other areas. The Company expects that a substantial portion of these expenditures will be made before the Company realizes a significant increase in revenue or an improvement in gross margin. The Company therefore expects that, during at least the first three quarters of 1997, operating costs will increase both in actual dollars and as a percentage of revenue and net losses will continue. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Introduction."

  Material Weaknesses in Internal Financial Controls

     In connection with the audit of Midcom's 1995 Consolidated Financial Statements, Midcom's independent auditors identified two conditions which were characterized as material weaknesses in its internal financial controls. One material weakness identified by the auditors was the failure of the accounting and finance systems to provide accurate information necessary to monitor the Company's financial position, results of operations and liquidity, as demonstrated by the restatement of the Company's third quarter results and the difficulties in completing the 1995 year-end audit which resulted in numerous material adjustments to preliminary fourth quarter results. Factors identified as contributing to this weakness and requiring immediate attention included insufficient staffing and systems to accommodate significant growth from acquisitions, transitional difficulties associated with major new information and billing systems, inadequate communication between senior management and the finance department and demands associated with the Company's initial public offering. The second material weakness identified by the auditors was the Company's process of estimating unbilled receivables. With respect to this material weakness, the auditors recommended that the Company review and revise, as necessary, all policies and procedures with regard to its reconciliation of unbilled receivables with actual billings to ensure that all unbilled amounts at a reporting date represent properly recorded revenue. As a result of operational and other changes implemented by the Company, on March 13, 1997 the Company's independent auditors reported to the Company's Audit Committee that the material weaknesses identified in connection with the 1995 audit have been corrected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Past Material Weaknesses" and "-- Information Systems." However, in light of the volume of financial data to be processed, the reliance upon timely receipt of call data records from suppliers, the anticipated rate of growth of the Company, the demands on key financial personnel, the potential for turnover in key finance and accounting positions, the challenges associated with the integration of acquired businesses and other factors, there can be no assurance that the Company will not encounter other internal control weaknesses.

  Restatements of Financial Results

     It is the Company's practice, which is common in the long distance industry, to include in reported revenue and accounts receivable an amount for unbilled calls equal to an estimate of the amount that will be billed and collected for calls occurring in that reporting period. During 1995, the Company converted its customer billing function for those calls for which it provides direct billing to a new billing system. The Company experienced difficulties in implementing the new billing system which caused an increased number of calls to be billed later than expected by the Company. See "-- Information Systems." Also, in the process of reconciling unbilled accounts as of December 31, 1995 with amounts ultimately billed, the Company discovered that certain reports generated by its new information management system that were used for recognizing unbilled revenue for the third quarter of 1995 failed to fully reflect all discounts that were properly included in the bills subsequently sent to the Company's customers. Primarily as a result of this failure, reported revenue was overstated for the third quarter of 1995 and the Company's Quarterly Report on Form 10-Q for that period had to be amended to restate reported results. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restatement of Results for the Third Quarter of 1995." In addition, the Company had previously been required to restate its financial statements for the year ended December 31, 1994 after determining that revenue and accounts receivable had been overstated by approximately $1.8 million net of reserves as a result of using historical averages of unbilled calls as the basis for its revenue estimates, a practice that the Company discontinued in the first quarter of 1995. In light of the volume of financial data to be processed, the reliance upon timely receipt of call data records from suppliers, the anticipated rate of growth of the Company, the demands on key financial personnel, the potential for turnover in key finance and accounting positions, the challenges associated with the integration of acquired businesses and other factors, there can be no assurance that the Company will not encounter additional billing delays or other difficulties in future financial reporting.

  Disputes and Litigation

     The Company, its Vice Chairman of the Board of Directors and largest shareholder, the Company's former President, Chief Executive Officer and a director, and the Company's former Chief Financial Officer are named as defendants in a securities action filed in the U.S. District Court for the Western District of Washington (the "Complaint"). The Complaint was filed on behalf of a class of purchasers of the Company's Common Stock during the period beginning on July 6, 1995, the date of the Company's initial public offering, and ending on March 4, 1996 (the "Class Period"). An amended complaint (the "Amended Complaint") was filed on July 8, 1996. In November 1996, the Court granted defendants' motion to dismiss plaintiff's Amended Complaint without prejudice and plaintiffs refiled a second amended complaint (the "Second Amended Complaint") on December 19, 1996 with limited changes or amendments. In January 1997, the defendants filed a motion to dismiss the Second Amended Complaint claiming a failure by plaintiffs to plead with particularity and a failure to plead facts establishing scienter, both as required under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the failure to establish tracing to the prospectus relating to the Company's initial public offering, as required under the Securities Act. The Second Amended Complaint alleges, among other things, that the registration statement and prospectus relating to the Company's initial public offering contained false and misleading statements concerning the Company's billing software and financial condition. The Second Amended Complaint further alleges that, throughout the Class Period, the defendants inflated the price of the Common Stock by intentionally or recklessly making material misrepresentations or omissions which deceived the public about the Company's financial condition and prospects. The Second Amended Complaint alleges claims under the Securities Act and the Exchange Act as well as various state laws, and seeks damages in an unstated amount. While the Company believes that it has substantive defenses to the claims in the Second Amended Complaint and intends to vigorously defend this lawsuit, it is unable to predict the outcome of this action. If determined adversely to the Company, this lawsuit could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 3. Legal Proceedings."

     The Company was informed in May 1996 that the Securities and Exchange Commission (the "Commission") was conducting an informal inquiry regarding the Company. The Company has voluntarily provided the documents requested by the Commission. In addition, the Commission has requested the Company's cooperation in interviewing certain current and former Company personnel and the Company is in the process of scheduling such interviews. However, the Company has not been informed whether the Commission intends to commence formal action against the Company or any of its affiliates. The Company is, therefore, unable to predict the ultimate outcome of the investigation. In the event that the Commission elects to initiate a formal enforcement proceeding, the Company and certain of its current and/or former officers could be subject to civil or criminal sanctions including monetary penalties and injunctive measures. Any such enforcement proceeding could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 3. Legal Proceedings."

     In addition, by virtue of its rapid growth, past acquisition activities and large volume of business with suppliers, the Company is involved in litigation or disputes with sellers of acquired operations, suppliers and other third parties. See "-- Acquisitions," "-- Suppliers," and "Item 3. Legal Proceedings."

     Although the Company intends to defend its existing litigation and other disputes vigorously, it is unable to predict the nature or timing of any resolution of such matters. If the Company is determined to be liable for, or otherwise agrees to settle or compromise, any claim, it would most likely be required to make a payment in the form of cash, indebtedness or equity securities. Depending on the size, type and timing of any such payment, it could materially impair the Company's limited capital resources or significantly dilute the Company's existing shareholders. See "-- Risk Factors -- Need for Additional Working Capital." In addition, the Company's pending litigation, investigations and disputes could result in substantial legal costs to the Company and divert management's attention from the other business affairs of the Company for substantial periods of time.

  Minimum Volume Commitments and Shortfalls

     Midcom has entered into multiple-year supply contracts with Sprint, WorldCom and AT&T and short-term contracts with a number of other suppliers for the long distance telecommunication services provided to its customers. To obtain favorable forward pricing from certain of its suppliers, the Company has committed to purchase minimum volumes of a variety of long distance services during stated periods whether or not such volumes are used or, in one case, to pay a surcharge equal to a percentage of the Company's shortfall from a specified quarterly minimum volume. In the past, Midcom has fallen short of its minimum volume commitments with certain carriers and has renegotiated the commitment. For example, in October 1996, Midcom entered into a renegotiated carrier supply contract with AT&T pursuant to which, among other things, the minimum volume commitment was reduced from $117.0 million to $13.7 million for the eighteen month period following execution of the contract. In November 1996, the Company paid AT&T $5.0 million as the first installment of $8.8 million to be paid in connection with satisfaction of past shortfalls and reduction of the remaining commitment. The Company's minimum volume commitments to all of its carriers as of March 15, 1997 aggregated approximately $92.0 million, to be used over the next three years. See Note 15 of Notes to Consolidated Financial Statements. There can be no assurance that the Company will not incur additional shortfalls in the future or that it will be able to successfully renegotiate, or otherwise obtain relief from, its minimum volume commitments in the future. If future shortfalls occur, the Company may be required to make substantial payments without associated revenue from customers or the supplier may terminate service and commence formal action against the Company. Such payments are not presently contemplated in the Company's capital budgets and would have a material adverse effect on the Company's business, financial condition and results of operation. See "-- Suppliers."

     Because of Midcom's commitments to purchase fixed volumes of use from certain of its suppliers at predetermined rates, the Company could be adversely affected if a supplier were to lower the rates it makes available to the Company's target market without a corresponding reduction in the Company's rates. Similarly, the Company could be adversely affected if its suppliers fail to adjust their overall pricing, including prices to the Company, in response to price reductions of other major carriers. See "-- Suppliers" and Note 15 of the Notes to Consolidated Financial Statements.

  Ability to Implement Network Strategy and Enter Local Markets

     A key element of the Company's operating strategy is the deployment of dedicated switching facilities and the transition from primarily a nonfacilities-based reseller of long distance and other telecommunications services to a switch-based provider of integrated telecommunications services. See "-- Company Strategy." The Company's ability to implement its network strategy may be impaired by technical, operational or other difficulties encountered in the installation or operation of the Company's sophisticated high capacity switching equipment. See "-- Switching Facilities." In addition, the Company's ability to enter into the local telecommunications market may be impaired by certain logistical challenges. Prior to selling local services to its customers, the Company must complete a number of operational, marketing and regulatory tasks, including the negotiation of interconnection agreements with local circuit providers, the development of a billing, provisioning and customer service capability and the creation of a local marketing, pricing and sales strategy. See "-- Products and Services -- Local Service" and "-- Regulation."

  Ability to Manage Growth

     The Company intends to pursue substantial growth in connection with the implementation of its operating strategy. This growth will place significant demands on the Company's management and systems of financial and internal controls and will require an increase in the capacity, efficiency and accuracy of its billing and customer support systems. Moreover, this growth will require an increase in the number of the Company's personnel, particularly sales, customer service and technical personnel. The market for such personnel is highly competitive and there can be no assurance that the Company will be able to attract the personnel required by its operating strategy. Further, the Company will be required to expand, train, motivate and manage its employee base. This will require an increase in the level of responsibility for both existing and new management personnel. There can be no assurance that the management skills and systems currently in place, or to be implemented in connection with the Company's operating strategy, will be adequate or that the Company will be able to assimilate its new employees successfully. Finally, the Company has experienced a high level of turnover in its sales force. The Company believes that this turnover is primarily attributable to the intense competition for, and the mobility of, qualified sales personnel endemic to the reseller segment of the telecommunications industry. Although one objective of the Company's operating strategy is to decrease the level of turnover in its sales force, there can be no assurance that this objective will be achieved. The Company's failure to attract and retain sufficient qualified personnel, to train, motivate and manage such personnel or to otherwise manage its growth could impair its ability to implement its operating strategy and could have a material adverse effect on its business, financial condition and results of operations. See "-- Marketing and Sales."

  Dependence Upon Management Team

     Midcom's ability to implement its operating strategy is highly dependent upon its ability to retain its senior management team. These individuals are generally in high demand and are often subject to competing employment opportunities. Midcom believes that it will need to retain key management personnel to meet the demands of its business. The loss of William H. Oberlin, the Company's President and Chief Executive Officer and one of the Company's directors, or the other key members of the management team could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Company Strategy."

  Customer Attrition

     Midcom's revenue is affected by customer attrition, a problem inherent in the long distance industry. The customer attrition experienced by the Company is attributable to a variety of factors, including the Company's termination of customers for non-payment and the marketing and sales initiatives of the Company's competitors such as, among other things, national advertising campaigns, telemarketing programs and the use of cash or other incentives. In particular, the Company commonly experiences high initial customer attrition from acquired customer bases as these customers are transitioned to the Company's services and systems. Although one of the objectives of the Company's operating strategy is to reduce customer attrition, there can be no assurance that this attrition will not remain at current levels or increase. Failure to reduce customer attrition could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Customer Attrition."

  Rapid Technological Change

     The telecommunications industry is characterized by rapidly evolving technology. Midcom believes that its success will increasingly depend on its ability to offer, on a timely basis, new services based on evolving technologies and industry standards. Midcom intends to increase its efforts to develop new services; however, there can be no assurance that the Company will have the ability or resources to develop such new services, that new technologies required for such services will be available to the Company on favorable terms or that such services and technologies will enjoy market acceptance. Further, there can be no assurance that the Company's competitors will not develop products or services that are technologically superior to those used by the Company or that achieve greater market acceptance. The development of any such superior technology by the Company's competitors, or the inability of the Company to successfully respond to such a development, could render Midcom's existing products or services obsolete and could have a material adverse effect on the Company's business, financial condition and results of operations.

  Ability to Integrate Acquired Operations

     Midcom experienced rapid growth through the end of 1995. A significant portion of this growth, particularly in 1995, was attributable to acquisitions of customer bases and of other telecommunications service providers. For a number of reasons, the Company was not able to consolidate and integrate the sales and marketing, customer support, billing systems and other functions of certain of these acquired operations. The Company may experience difficulties in the integration and consolidation of customer bases or operations acquired in the future. Pending such integration and consolidation, it may be necessary for the Company to maintain separate billing systems and other functions of the acquired operation, which could cause inefficiencies and additional operational complexity and expense, increase the risk of billing delays and financial reporting difficulties, increase customer attrition and impair the Company's efforts to cross-sell the products and services of the acquired operation. If the Company acquires customer bases or other operations in the future, difficulties encountered in integrating and consolidating such operations could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Acquisitions" and "-- Information Systems."

  Dependence Upon Integrity of Call Data Records

     Midcom depends on the timeliness and accuracy of call data records provided to it by facilities-based carriers supplying telecommunications services, and there can be no assurance that accurate information will consistently be provided by the carriers on a timely basis. Failure of the Company to receive prompt and accurate call data records from its suppliers will impair the Company's ability to bill its customers on a timely basis. Such billing delays could impair the Company's ability to collect amounts owed by its customers. Due to the multitude of billing rates and discounts which suppliers must apply to the calls completed by the Company's customers, and due to routine logistical issues such as the addition or termination of customers, the Company regularly has disagreements with its suppliers concerning the amounts invoiced for its customers' traffic. The Company pays its suppliers according to its own calculation of the amounts owed as recorded on the computer tapes provided by its suppliers. The Company's computations of amounts owed are frequently less than the amount shown on the suppliers' invoices. Accordingly, the suppliers may consider the Company to be in arrears in its payments until the amount in dispute is resolved. Although these disputes have generally been resolved on terms favorable to the Company, there can be no assurance that this will continue to be the case. Future disputes which are not resolved favorably to the Company could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Suppliers."

  Dependence Upon Facilities-Based Carriers

     Midcom does not currently own a transmission network and, accordingly, depends to a large extent on Sprint, WorldCom, AT&T and other facilities-based carriers for actual transmission of customer calls and other services. Further, the Company, like all other long distance providers, is dependent upon LECs for call origination (carrying the call from the customer's location to the long distance network of the IXC selected to carry the call) and termination (carrying the call off the IXC's network to the call's destination). The Company's ability to maintain and expand its business depends, in part, on its ability to obtain telecommunication services on favorable terms from facilities-based carriers and the cooperation of both IXCs and LECs in provisioning and terminating service for its customers in a timely manner. FCC policy currently requires all common carriers, including IXCs, to make their services available for resale and to refrain from imposing unreasonable restrictions on such resale. Further, the Telecommunications Act requires all ILECs both to offer their services for resale at wholesale rates and to allow access to unbundled network elements at cost-based rates. The ILECs are also required by the Telecommunications Act to provide all IXCs, including the Company, with equal access for the origination and termination of long distance calls. If any of these requirements were eliminated, the adverse impact on the Company could be substantial. Access charges represent a substantial portion of the Company's current cost of service. The FCC, however, has undertaken to reform its universal service and access charge rules by May 1997, in order to rework the current universal service subsidy system and to move access charges toward the economic cost of originating and terminating long distance traffic. The level at which the FCC sets access charges and universal service contributions could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, implementation of a new access charge structure and repricing of local transport could place many IXCs, including the Company, at a significant cost disadvantage relative to larger competitors. The FCC has also imposed on facilities-based IXCs the obligation to track the payphone-originated tollfree and access code calls which they carry and to compensate payphone service providers for such calls, initially on a per-phone, and, commencing in October 1997, on a per-call basis, in amounts reflective of soon to be deregulated local coin rates. See "-- Regulation."

  Termination of Service Under Carrier Supply Contracts

     In the past, the Company has, from time to time, been substantially in arrears of its payment obligations to AT&T and other suppliers. See "Item
1. Business -- Risk Factors -- Minimum Volume Commitments and Shortfalls." Although the Company is generally entitled to be given notice of defaults and an opportunity to cure under the terms of its agreements with its interexchange suppliers before such service can be terminated, and although the Company has the ability to transfer its customers' traffic from one supplier to another, provisioning a customer that is not serviced by a Midcom switch to an alternate supplier takes several days. Accordingly, if a major supplier were to decline to continue to carry the Company's traffic, due to non-payment or otherwise, without sufficient notice for the Company to make alternate arrangements, there is a possibility that the customers serviced by that supplier would be temporarily without "1 plus" long distance calling which could have a material adverse effect on the Company's business, financial condition and results of operation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "-- Suppliers."

  Competition

     The long distance telecommunications industry is highly competitive. A number of the Company's current and potential competitors have substantially greater financial, technical, marketing and other resources than the Company, and there can be no assurance that the Company will be competitive in this environment. The Company's ability to compete may also be impaired by its leveraged capital structure and limited capital resources.

     The long distance telecommunications industry is significantly influenced by the marketing and pricing activities of the major industry participants, including AT&T, MCI, Sprint and WorldCom. While the Company believes that AT&T, MCI and Sprint historically have chosen not to concentrate their direct sales efforts on small to medium-sized businesses, these carriers control approximately 85% of that market. Moreover, AT&T, MCI and Sprint have recently introduced new service and pricing options that are attractive to smaller commercial users, and there can be no assurance that they will not market to these customers more aggressively in the future. AT&T and, as an interim measure, the structurally separate interexchange affiliates of the seven RBOCs have recently been reclassified as non-dominant carriers and, accordingly, have the same flexibility as the Company in meeting competition by modifying rates and service offerings without pricing constraints or extended waiting periods. These reclassifications may make it more difficult for the Company to compete for long distance customers. See "-- Regulation." In addition, a significant number of large regional long distance carriers and new entrants in the industry compete directly with the Company by concentrating their marketing and direct sales efforts on small to medium-sized commercial users. Activities by competitors including, among other things, national advertising campaigns, telemarketing programs and the use of cash or other forms of incentives, contribute to significant customer attrition in the long distance industry.

     The Company contracts for call transmission over networks operated by suppliers who may also be the Company's competitors. Both the IXCs and LECs providing transmission services for the Company have access to information concerning the Company's customers for which they provide the actual call transmission. Because these carriers are potential competitors of the Company, they could use information about the Company's customers, such as their calling volume and patterns of use, to their advantage in attempts to gain such customers' business. In addition, the Company's future success will depend, in part, on its ability to continue to buy transmission services and access from these carriers at a significant discount below the rates these carriers otherwise make available to the Company's targeted customers.

     Regulatory trends have had, and may have in the future, a significant impact on competition in the telecommunications industry. See "-- Regulation." As the result of the Telecommunications Act, the RBOCs are now permitted to provide, and are providing or have announced their intention to provide, long distance service originating (or in the case of "800" service, terminating) outside their local service areas or offered in conjunction with other ancillary services, including wireless services. Following application to and upon a finding by the FCC that an RBOC faces facilities-based competition and has satisfied a congressionally-mandated "competitive checklist" of interconnection and access obligations, it will also be permitted to provide long distance service within its local service area. The entry of these well-capitalized and well-known entities into the long distance service market could significantly alter the competitive environment in which the Company operates.

     The Telecommunications Act also removes most legal barriers to competitive entry into the local telecommunications market and directs ILECs to allow competing telecommunications service providers such as the Company to interconnect their facilities with the local exchange network, to lease network components on an unbundled basis and to resell local telecommunications services. Moreover, the Telecommunications Act seeks to facilitate the development of local telecommunications competition by requiring ILECs, among other things, to allow end users to retain their telephone numbers when changing service providers and to place short-haul toll calls without dialing lengthy access codes. In response to these regulatory changes, AT&T, MCI and many of the Company's other long distance competitors have announced plans to enter the local telecommunications market.

     While the Telecommunications Act opens new markets to the Company, the nature and value of the resultant business opportunities will be dependent in large part upon subsequent regulatory interpretation of the statute's requirements. While the FCC has promulgated rules implementing the local competition provisions of the Telecommunications Act, these rules have been appealed and key provisions have been "stayed" pending the outcome of the appeals. Various state regulatory authorities are currently in the process of implementing the remaining FCC rules. The Company anticipates that ILECs will actively resist competitive entry into the local telecommunications market and will seek to undermine the operations and the service offerings of competitive providers, leaving carriers such as the Company which are dependent on ILECs for network services vulnerable to anti-competitive abuses. No assurance can be given that the local competition provision of the Telecommunications Act will be implemented and enforced by federal and state regulators in a manner which will permit the Company to successfully compete in the local telecommunications market or that subsequent legislative and/or judicial actions will not adversely impact the Company's ability to do so. Moreover, federal and state regulators are likely to provide ILECs with increased pricing flexibility for their services as competition in the local market increases. If ILECs are allowed by regulators to lower their rates substantially, engage in aggressive volume and term discount pricing practices for their customers, charge excessive fees for network interconnection or access to unbundled network elements or decline to make services available for resale at discounted wholesale rates, the ability of the Company to compete in the provision of local service could be materially and adversely affected.

  Regulation

     Federal and state regulations, regulatory actions and court decisions have had, and may have in the future, negative effects on the Company and its ability to compete. The Company is subject to regulation by the FCC and by various state public service or public utility commissions as a non-dominant or resale provider of long distance services. The Company is required to file tariffs specifying the rates, terms and conditions of its international services with the FCC and is required to file tariffs or obtain other approvals in most of the states in which it operates. Neither the FCC nor the relevant state utility commissions currently regulate the Company's profit levels, but they often reserve the authority to do so. The large majority of states require long distance service providers to apply for authority to provide telecommunications services and to make filings regarding their activities. The multiplicity of state regulations makes full compliance with all such regulations a challenge for multistate providers such as the Company. There can be no assurance that future regulatory, judicial and legislative changes or other activities will not have a material adverse effect on the Company or that regulators or third parties will not raise material issues with regard to the Company's compliance with applicable laws and regulations.

     Pursuant to the terms of the 1984 court decree which required AT&T to divest its local exchange operations, the RBOCs were prohibited from providing long distance telecommunications service between certain defined geographic areas, known as Local Access Transport Areas or "LATAs." However, the Telecommunications Act allows for immediate provision by the RBOCs of long distance service outside their respective local telephone service areas as well as long distance service bundled with wireless, enhanced and certain other services. The Telecommunications Act also provides a mechanism for eventual entry by the RBOCs into the long distance market within their respective local service areas. The competition faced by the Company will increase significantly as the RBOCs expand their provision of inter-LATA services.

     As a result of a 1994 court decision, the Company became obligated to provide detailed rate schedules in all of its federal tariffs, and the Company could possibly be liable for damages for following an FCC policy which did not require the Company to file such detailed schedules of its domestic charges in the past. The FCC's policy which would have implemented mandatory detariffing by August 1997 has now been stayed pending determination of the issue by the federal district court in Washington, D.C. Also, AT&T and, as an interim measure, the structurally separate interexchange affiliates of the RBOCs have recently been reclassified as non-dominant carriers and, accordingly, have the same flexibility as the Company in meeting competition by modifying rates and service offerings without pricing constraints or extended waiting periods. The reclassifications may make it more difficult for the Company to compete for long distance customers. See "Regulation."

     When the Company enters the local telecommunications market, it will be subject to regulation by various state public service and public utility commissions, often as a facilities-based provider. Virtually all states require local exchange providers to be certified prior to initiating service and to maintain on file with the state commissions detailed tariffs specifying rates, as well as terms and conditions, of service. The Company will be subject to a higher level of regulatory oversight as a local exchange provider than it has been as a long distance carrier. Among other things, the Company will be subject to a variety of additional service quality and consumer protection requirements, as well as requirements to provide emergency, handicapped and subsidized services. The states also impose additional reporting and prior approval requirements on local service providers. The multiplicity and volume of state regulations governing the provision of local service make full compliance with all such regulations even more of a challenge for multistate providers such as the Company than compliance with state regulations governing the provision of long distance service. As with the Company's provision of long distance service, there can be no assurance that future regulatory, judicial and legislative changes or other activities will not have a material adverse effect on the Company's provision of local exchange service or that regulators or third parties will not raise material issues with regard to the Company's compliance with laws and regulations applicable to its provision of such service.

  Substantial Leverage

     The Company is highly leveraged. As of December 31, 1996, the Company's total indebtedness and shareholders' deficit was $112.1 million and $69.3 million, respectively. The Company's ability to make scheduled payments of the principal of, or interest on, its indebtedness will depend on its future performance, which is subject to economic, financial, competitive and other factors beyond its control.

  Repurchase of Notes at the Option of Holders Upon a Change of Control

     In the event of a change of control, each holder of Notes has the right to require that the Company repurchase the Notes in whole or in part at a redemption price equal to 101% of the principal amount thereof, plus accrued interest, if any, to the date of repurchase. If a change of control were to occur, there can be no assurance that the Company would have sufficient funds to pay such redemption price for all Notes tendered by the holders thereof. If the Company is required to pay such redemption price, such payment could have a material adverse effect on the Company's liquidity, results of operations and financial condition. Moreover, the Company's repurchase obligation could have the effect of delaying, deferring or preventing a change of control of the Company and could limit the price that certain investors might be willing to pay in the future for the Common Stock.

  Shares Eligible for Future Sale

     As of December 31, 1996, there were 15,954,917 outstanding shares of Common Stock (assuming no redemption of the shares owned by the Company's former President and Chief Executive Officer), of which 9,150,437 shares were "restricted securities" subject to restrictions set forth in Rule 144 promulgated under the Securities Act. Of the restricted securities, 5,617,272 shares may be sold under Rule 144, and an additional 2,649,319 shares will be tradable pursuant to Rule 144 upon the expiration of the applicable one-year holding period.

     As of December 31, 1996, the Company had reserved for issuance 4,108,816 shares of Common Stock under its Amended and Restated 1993 Stock Option Plan (the "Stock Option Plan") and 256,354 shares of Common Stock for issuance under its Revised and Restated 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the Stock Option Plan, as of December 31, 1996 options to purchase 3,693,379 shares of Common Stock were outstanding and options to purchase 212,240 shares of Common Stock were exercisable. At December 31, 1996, warrants to purchase 59,500 shares of Common Stock were outstanding. Also, in March 1997, the Company issued a warrant to purchase 117,000 shares of Common Stock in connection with a capital lease financing arrangement, which warrant is fully exercisable. In addition, the Notes are convertible into Common Stock at the option of the holder thereof at any time prior to maturity, unless previously redeemed, at a conversion price of $14.0875 per share, subject to adjustment in certain events. If the Notes outstanding as of December 31, 1996 were fully converted, the Company would be obligated to issue to the holders thereof an aggregate of 6,938,279 shares of Common Stock (not including an indeterminate number of shares that may be issued in connection with certain anti-dilution and other provisions).

     Certain individuals and entities have certain rights with respect to the registration under the Securities Act of the public offer and sale of certain shares of Common Stock acquired in connection with the formation of the Company and various unrelated acquisition and financing transactions. As of December 31, 1996, holders of approximately 9,040,212 shares of Common Stock were subject to such registration rights. At December 31, 1996, holders of approximately 2,012,000 shares of Common Stock subject to such registration rights had the right to require the Company to register the public offer and sale of their shares under the Securities Act. Notwithstanding such registration rights, the Company voluntarily filed a Registration Statement with the Commission on November 25, 1996 (file no. 333-16681) to register under the Securities Act the public offer and sale of the approximately 1,600,000 shares of Common Stock subject to such registration rights. The Company intends to maintain the effectiveness of this Registration Statement until approximately December 31, 1997. In addition, pursuant to a Registration Rights Agreement between the Company and the Initial Purchasers of the Notes (the "Registration Right Agreement"), the Company has agreed to register under the Securities Act the public offer and sale of the Notes and the shares of Common Stock issuable upon conversion of the Notes (the "Conversion Shares"), subject to certain conditions and limitations. Pursuant to the Registration Rights Agreement, the Company filed a Registration Statement with the Commission on October 18, 1996 (file no. 333-14427) to register the public offer and sale of up to $97,743,000 aggregate principal amount of Notes and an indeterminate number of Conversion Shares. The Company is required under the Registration Rights Agreement to maintain the effectiveness of this Registration Statement for a period of three years from the completion of the Private Placement or, if shorter, when (i) all the Notes and Conversion Shares have been sold pursuant to the Registration Statement or (ii) the date on which there ceases to be outstanding any Notes or Conversion Shares.

     Sales of substantial amounts of Common Stock in the public market under Rule 144, pursuant to the exercise of registration rights or otherwise, and even the potential for such sales, may have a material adverse effect on the prevailing market price of the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

  Control by Principal Shareholders

     At December 31, 1996, Midcom's directors and executive officers beneficially owned or had the power to vote approximately 40.0% of the Common Stock. Although such shareholders will not have the ability to control matters requiring shareholder approval, they may have the ability to influence the affairs and management of the Company and the elections of directors. This may have the effect of delaying, deferring or preventing a change in control of the Company and could limit the price that certain investors might be willing to pay in the future for the Common Stock.

  Anti-Takeover Considerations

     The Company is subject to the anti-takeover provisions of Chapter 23B.17 of the Washington Business Corporation Act (the "WBCA") which prohibits, subject to certain exceptions, a merger, sale of assets or liquidation of a corporation involving a 20% shareholder unless determined to be at a fair price or approved by disinterested directors or two-thirds of the disinterested shareholders. In addition, Chapter 23B.19 of the WBCA prohibits a corporation registered under the Exchange Act from engaging in certain significant transactions with a 10% shareholder. Significant transactions include, among others, a merger with or disposition of assets to the 10% shareholder. Further, the Company's Amended and Restated Articles of Incorporation (the "Articles") require super-majority shareholder approval of certain business combinations and provide for a classified Board of Directors with staggered, three-year terms. Also, the Company has the authority to issue up to 10 million shares of preferred stock in one or more series and to fix the preferences and other rights thereof without any further vote or action by the Company's shareholders. The issuance of preferred stock, together with the effect of other anti-takeover provisions in the Articles and under the WBCA, may have the effect of delaying, deferring or preventing a change in control of the Company and could limit the price that certain investors might be willing to pay in the future for the Common Stock.

  Volatility of Stock Price

     The market price of the Common Stock has been, and is likely to continue to be, volatile. There can be no assurance that the market price of the Common Stock will not fluctuate significantly from its current level. The market price of the Common Stock could be subject to significant fluctuations in response to a number of factors, such as actual or anticipated variations in the Company's quarterly operating results, the introduction of new products by the Company or its competitors, changes in other conditions or trends in the Company's industry, changes in governmental regulations, changes in securities analysts' estimates of the Company's, or its competitors' or industry's, future performance or general market conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, stock markets have experienced extreme price and volume volatility in recent years, which has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of such companies. These broad market fluctuations may have a material adverse effect on the market price of the Common Stock. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

  Limitations on Dividends

     Since its incorporation in 1989, the Company has not declared or paid cash dividends on its Common Stock, and the Company anticipates that any future earnings will be retained for investment in its business. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to the payment of dividends. In addition, the terms of the Foothill Credit Facility prohibit the payment of cash dividends without the consent of the Company's lenders. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 2.  PROPERTIES.

     As of December 31, 1996, the Company's headquarters in Seattle consisted of approximately 59,000 square feet of office space under a lease that expires on November 30, 2004 and that requires minimum annual lease payments in 1997 of approximately $1.0 million. In addition, as of December 31, 1996, the Company and its subsidiaries leased an aggregate of approximately 100,000 square feet of space for 17 offices in 10 states. Management believes its present office facilities, together with additional space available under expansion options, are adequate for its operations for the foreseeable future and that similar additional space can readily be obtained as needed.

ITEM 3.  LEGAL PROCEEDINGS.

     Class Action Lawsuit. The Company, its Vice Chairman of the Board of Directors and largest shareholder, the Company's former President, Chief Executive Officer and director and the Company's former Chief Financial Officer are named as defendants in a securities action filed in the U.S. District Court for the Western District of Washington (the "Complaint"). The Complaint was filed on behalf of a class of purchasers of the Company's Common Stock during the period beginning on July 6, 1995, the date of the Company's initial public offering, and ending on March 4, 1996 (the "Class Period"). An amended complaint was filed on July 8, 1996 (the "Amended Complaint"). In November 1996, the Court granted the defendants' motion to dismiss the Amended Complaint without prejudice and the plaintiffs refiled a second amended complaint on December 19, 1996 (the "Second Amended Complaint"). In January 1997, the defendants filed a motion to dismiss the Second Amended Complaint (the "Second Motion to Dismiss") claiming failure by plaintiffs to plead with particularity and failure to plead facts establishing scienter, both as required under the Exchange Act, and failure to establish tracing to the prospectus relating to the Company's initial public offering, as required under the Securities Act. The Second Amended Complaint alleges, among other things, that the registration statement and prospectus relating to the Company's initial public offering contained false and misleading statements concerning the Company's billing software and financial condition. The Second Amended Complaint further alleges that, throughout the Class Period, the defendants inflated the price of the Common Stock by intentionally or recklessly making material misrepresentations or omissions which deceived the public about the Company's financial condition and prospects. The Second Amended Complaint alleges claims under the Securities Act and the Exchange Act as well as various state laws, and seeks damages in an unstated amount. All discovery proceedings are stayed until defendants' Second Motion to Dismiss is acted on by the Court. While the Company believes that it has substantive defenses to the claims in the Second Amended Complaint and intends to vigorously defend this lawsuit, it is unable to predict the outcome of this action.

     SEC Investigation. The Company was informed in May 1996 that the Commission was conducting an informal inquiry regarding the Company. The Company has voluntarily provided the documents requested by the Commission. In addition, the Commission has requested the Company's cooperation in interviewing certain current and former Company personnel and the Company is in the process of scheduling such interviews. However, the Company has not been informed whether or not the Commission intends to commence a formal action against the Company or any of its affiliates. The Company is, therefore, unable to predict the ultimate outcome of the investigation. In the event that the Commission elects to initiate a formal enforcement proceeding, the Company and certain of its current and/or former officers could be subject to civil or criminal sanctions including monetary penalties and injunctive measures. Any such enforcement proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

     Frontier Lawsuits. On August 19, 1996 the Company was served with a complaint filed in the U.S. District Court for the Eastern District of Michigan by Frontier Corporation ("Frontier"). This complaint names as defendants the Company and eleven individuals, all of whom are former employees of Frontier who resigned their positions with Frontier at various times in the last year. These individuals include William H. Oberlin, the President and Chief Executive Officer and a director of the Company, and nine other employees of the Company. The complaint alleges, among other things, that: (i) certain of the individual defendants, with the acquiescence and active assistance of the Company, have engaged in a systematic strategy to hire key employees and independent contractors of Frontier in violation of various written agreements; (ii) the individual defendants have used confidential information belonging to Frontier in their new employment with Midcom in violation of written agreements and fiduciary duties and (iii) Mr. Oberlin has breached fiduciary duties as a former employee and officer of Frontier and breached obligations under an employment agreement with Frontier. The complaint further alleges that: (i) Midcom is in violation of a non-disclosure agreement between Frontier and Midcom by virtue of its alleged use of confidential information of Frontier obtained through employees hired from Frontier and otherwise; (ii) Midcom has aided and abetted Mr. Oberlin's alleged breaches of fiduciary duties and (iii) Midcom and the other defendants have tortiously interfered in Frontier's contractual relationships with various Frontier employees and contractors. The complaint seeks: (i) that the defendants be preliminarily and permanently enjoined from breaching their respective agreements with Frontier; (ii) that Midcom be enjoined from aiding and abetting certain alleged breaches of fiduciary duties;
(iii) an order that the defendants hold all profits which Midcom earns as a result of its hiring of the individual defendants and other Frontier employees as constructive trustees for the benefit of Frontier; (iv) an accounting of all profits realized by Midcom as a result of its hiring of the defendants and other Frontier employees; (v) a declaratory judgment on its various claims; (vi) damages in an unspecified amount; (vii) Frontier's costs, including reasonable attorney's fees, incurred in bringing the action; and (viii) other appropriate relief. The Company intends to vigorously defend this action. Based on the Company's review of the allegations in the complaint and the underlying facts, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

     An affiliate of Frontier has also filed a complaint in the same U.S. Federal District Court claiming $515,000 for unpaid amounts under a supply agreement. The Company believes this claim to be without substantial merit and is vigorously defending it.

     Adnet Lawsuit. On August 1, 1996, a complaint (the "Adnet Complaint") was filed by David and Maria Wiegand, the former shareholders of ADNET Telemanagement, Inc. ("Adnet"), in the Superior Court of the State of California for the County of Orange against the Company, the Company's former President and Chief Executive Officer and other defendants. The Adnet Complaint alleged intentional and negligent misrepresentation, intentional concealment of facts, breach of contract, breach of implied covenants of good faith and fair dealing and violation of California Securities Laws in connection with a merger agreement and related documents (the "Merger Agreement") and the Company's acquisition of Adnet in December 1995 pursuant thereto. The Wiegands sought recovery of monetary damages in an amount which they described as "not yet ascertainable, but potentially [in excess of] $10,000,000." The Wiegands furthermore sought rescission of the Merger Agreement, restoration of all consideration paid by the Wiegands to the Company pursuant to the Merger Agreement, punitive damages in an amount to be determined at trial and attorneys' fees and other costs and expenses of the lawsuit.

     In August 1996, the Wiegands agreed to dismiss the Adnet Complaint without prejudice and not to re-file the Adnet Complaint pending negotiation of a definitive settlement agreement. In December 1996, the

Company entered into a settlement agreement with David and Maria Wiegand (the "Settlement Agreement") pursuant to which the parties mutually agreed not to assert against each other the claims set forth in the Adnet Complaint, claims arising out of the Merger Agreement and the Company's acquisition of Adnet pursuant thereto and claims arising out of David Wiegand's employment with the Company or his employment agreement or non-competition agreement (collectively, the "Claims") until December 31, 1999 and not after March 31, 2000. In addition, the Settlement Agreement provides that all Claims will be released on March 31, 2000 or, if earlier, upon the first to occur of certain Release Events including
(a) the issuance of any shares of Common Stock pursuant to the exercise of the Wiegand Option (as defined below), (b) the date on which the average closing sale price of the Common Stock as reported on Nasdaq is at least $20.50 per share and (c) a change of control of the Company if, in connection therewith, David Wiegand would be entitled to receive at least $20.50 (in cash or freely tradable securities) per share of Common Stock issuable upon exercise of the Wiegand Option. If a Release Event does not occur prior to December 31, 1999, the Wiegands may assert Claims against the Company provided they do so prior to March 31, 2000. There can be no assurance that a Release Event will occur prior to December 31, 1999 and that the Wiegands will not assert Claims against the Company at that time. In consideration for the Settlement Agreement, the Company pre-paid certain non-compete fees of approximately $330,000, reimbursed the Wiegands for approximately $90,000 in legal fees incurred in connection with the Claims and the Settlement Agreement, entered into a consulting agreement with David Wiegand and granted him a fully vested stock option for the purchase of up to 150,000 shares of Common Stock at an exercise price of $10.00 per share (the "Wiegand Option").

     Cherry Communications Lawsuit. In September and December 1995, the Company acquired two significant customer bases from Cherry Communications. The first transaction ("Cherry I") provided for the purchase of long distance customer accounts having monthly revenue for the three months preceding the date of closing of $2.0 million, net of taxes, customer credits and bad debt. The second transaction ("Cherry II") provided for the purchase of long distance customer accounts having monthly revenue which were to average $2.0 million per month over the 12 months following the transaction, net of taxes, customer credits and bad debt. The Company is responsible for the underlying carrier costs associated with the customer traffic acquired from Cherry Communications at a rate which would yield to the Company a gross profit on such traffic at an agreed rate. The purchase price payable with respect to Cherry I was a total of $10.5 million, of which $5.5 million was paid in cash and the balance was paid by the delivery of 317,460 shares of Common Stock (subject to a possible increase in such number based on the future value of the Common Stock), of which 126,984 shares are held in escrow to be applied to indemnity claims or to cover shortfalls in revenue from the $2.0 million monthly average. The purchase price for Cherry II was $18.0 million, of which $7.0 million has been paid in cash. Additional installments of $3.4 million were due in February, March and April of 1996, of which $400,000 of each installment was to be placed in an escrow account for satisfaction of indemnity claims or to cover shortfalls in revenue from the $2.0 million monthly average. The parties later agreed that the Company could pay up to $9.0 million of the Cherry II payments either in cash or by delivery of shares of Common Stock. Separately, the Company also agreed to pay Cherry Communications $40,000 per month per customer base for servicing customer accounts on behalf of the Company. The acquired customer bases have not generated the required minimum revenue levels and Cherry Communications has failed to remit to the Company collections received by Cherry Communications from a portion of the acquired customers. Accordingly, the Company has withheld the final three installment payments for Cherry II (a total of $9.0 million excluding escrowed sums), payment of invoices for carrier service for the acquired bases (up to $11.0 million) and accrued customer service charges of $840,000. Negotiations between Cherry Communications and the Company failed to produce a settlement of these disputes.

     Cherry Communications filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division. In its First Amended Complaint filed on July 18, 1996, Cherry Communications seeks recovery of (i) approximately $7.2 million plus interest and attorneys' fees alleged to be due and owing under a Rebiller/Reseller Agreement for Switched Services between Cherry Communications and the Company, (ii) approximately $9.0 million plus interest and attorney's fees alleged to be due and owing under the November 1, 1995 Customer Base Purchase and Sale Agreement between Cherry Communications and the Company (the "Cherry II Agreement"), and a Promissory Note executed in connection with the Cherry II Agreement, (iii) customer service charges of $40,000 per month for each month of customer service Cherry Communications has provided to the Company under the September 1, 1995 Customer Base Purchase and Sale Agreement between Cherry Communications and the Company (the "Cherry I Agreement"); and (iv) customer service charges of $40,000 per month for each month of customer service Cherry Communications has provided to the Company under the Cherry II Agreement. It is the position of the Company that Cherry Communications has breached its obligations under the Cherry I Agreement and the Cherry II Agreement by among other breaches (i) failing to sell Midcom customer bases having the average monthly revenues required by the customer base agreements, and (ii) failing to remit to Midcom monies collected from the customer bases. It is also the position of the Company that, as a result of Cherry Communication's breaches of the Cherry I Agreement and the Cherry II Agreement, as amended by certain addenda, that the Company has offsets and counterclaims against Cherry Communications in excess of the sums it has withheld from Cherry Communications. The Company is attempting to negotiate a resolution of the disputes. In the event that a settlement is not reached, the Company intends to vigorously defend the lawsuit filed by Cherry Communications. However, the Company is unable to predict the outcome of this lawsuit. As a result of this litigation, as of September 1, 1996, the Company discontinued booking revenue generated by the customer bases acquired from Cherry Communications.

     The Company is also party to other routine litigation incident to its business and to which its property is subject. The Company's management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

     In addition to the proceedings described above, the Company is involved in certain other disputes that arise in the ordinary course of business. See "Item
1. Business -- Suppliers." The Company believes that no current dispute will have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     The 1996 annual meeting of Midcom's shareholders was held on October 29, 1996. The following proposals were submitted for approval by the Company's shareholders at the annual meeting:

          1. To elect eight directors to hold office for initial terms ranging between one to three years, or until their respective successors are elected and qualified. The proposal passed with the following number of votes:

                                                                AFFIRMATIVE    WITHHELD
                                                                ----------     --------
        CLASS I FOR A ONE-YEAR TERM
        Karl D. Guelich.......................................  12,916,181      177,264
        Scott B. Perper.......................................  12,916,581      176,864
        CLASS II FOR A TWO-YEAR TERM
        Daniel M. Dennis......................................  12,916,181      177,264
        Marvin Moses..........................................  12,916,381      177,264
        John M. Orehek........................................  12,916,781      176,664
        CLASS III FOR A THREE-YEAR TERM
        William H. Oberlin....................................  12,916,381      177,064
        Paul Pfleger..........................................  12,916,381      177,064
        John M. Zrno..........................................  12,916,381      177,064

          2. To approve an amendment to the Stock Option Plan to increase the number of shares of Common Stock authorized for issuance thereunder by an additional 3,000,000 shares. This proposal passed with 9,524,598 affirmative votes, 1,569,710 negative votes, 135,504 abstentions and 1,863,633 broker non-votes.

          3. To approve an amendment to the Stock Option Plan to permit and ratify the grant of options to certain incumbent directors. This proposal passed with 11,557,147 affirmative votes, 1,144,350 negative votes, 138,584 abstentions and 253,364 broker non-votes.

          4. To approve an amendment to the Stock Option Plan to create a maximum number of options that may be granted thereunder to any one employee in any three consecutive fiscal years. This proposal passed with 12,621,500 affirmative votes, 80,780 negative votes, 137,804 abstentions and 253,361 broker non-votes.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The shares of the Company's Common Stock have been quoted on the Nasdaq National Market since July 6, 1995 under the symbol "MCCI." The stock prices below are the high and low sales prices on the Nasdaq National Market as reported in published financial sources for the periods indicated.

                                                                       HIGH       LOW
                                                                       ----       ---
        1995
          Third Quarter (from July 6, 1995)..........................  $16  3/4   $11 1/4
          Fourth Quarter.............................................   18  7/8    13 3/4
        1996
          First Quarter..............................................  $18  1/4   $ 7
          Second Quarter.............................................   15  1/4     6 1/2
          Third Quarter..............................................   16         10 1/4
          Fourth Quarter.............................................   14          8 1/2

     At March 24, 1997, there were approximately 146 holders of record of the Company's Common Stock.

     Since its incorporation in 1989, the Company has not declared or paid cash dividends on its Common Stock, and the Company anticipates that any future earnings will be retained for investment in its business. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to the payment of dividends. In addition, the terms of the Foothill Credit Facility prohibit the payment of cash dividends without the consent of the Company's lenders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data are derived from the Company's 1996 Consolidated Financial Statements. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's 1996 Consolidated Financial Statements and notes thereto contained elsewhere in this Report.

                                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------
                                                   1992        1993         1994         1995         1996
                                                  -------     -------     --------     --------     --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue.........................................  $27,894     $66,010     $111,699     $203,554     $148,777
Cost of revenue.................................   14,817      45,363       79,044      139,546      107,950
                                                  -------     -------     --------     --------     --------
Gross profit....................................   13,077      20,647       32,655       64,008       40,827
Selling, general and administrative.............   11,246      18,125       27,697       62,061       65,025
Depreciation and amortization...................      295       1,881        4,134       13,790       32,687
Restructuring charge............................       --          --           --           --        2,220
Contract settlement.............................       --          --           --           --        8,800
Loss on impairment of assets....................       --          --           --       11,830       20,765
                                                  -------     -------     --------     --------     --------
  Operating income (loss).......................    1,536         641          824      (23,673)     (88,670)
Interest expense................................      951       1,368        2,965        5,288        8,726
Other expense (income)..........................      (65)       (249)         871          390          (77)
                                                  -------     -------     --------     --------     --------
  Income (loss) before income taxes and
     extraordinary item.........................      650        (478)      (3,012)     (29,351)     (97,319)
Provision (benefit) for income taxes............       (4)         51           17           --           --
                                                  -------     -------     --------     --------     --------
  Loss before extraordinary item................      654        (529)      (3,029)     (29,351)     (97,319)
Extraordinary item(1)...........................       --          --           --       (4,067)          --
                                                  -------     -------     --------     --------     --------
  Net income (loss).............................  $   654     $  (529)    $ (3,029)    $(33,418)    $(97,319)
                                                  =======     =======     ========     ========     ========
Per share amounts(2):
Income (loss) before extraordinary item.........  $  0.07     $ (0.05)    $  (0.31)    $  (2.42)    $  (6.27)
Extraordinary item(1)...........................       --          --           --        (0.34)          --
                                                  -------     -------     --------     --------     --------
  Net income (loss).............................  $  0.07     $ (0.05)    $  (0.31)    $  (2.76)    $  (6.27)
                                                  =======     =======     ========     ========     ========
Shares used in calculating per share data.......    9,930       9,930        9,930       12,101       15,529
SUPPLEMENTAL OPERATING DATA:
EBITDA(3).......................................  $ 1,831     $ 2,522     $  4,958     $  1,947     $(35,218)

                                                                      AS OF DECEMBER 31,
                                                  ----------------------------------------------------------
                                                   1992        1993         1994         1995         1996
                                                  -------     -------     --------     --------     --------
BALANCE SHEET DATA:
  Total assets..................................  $11,090     $35,414     $ 66,078     $133,331     $ 79,923
  Long-term obligations, less current portion...    8,618      16,431       34,195        3,691      102,953
  Shareholders' equity (deficit)................   (6,196)     (6,565)      (6,304)      23,799      (69,284)

---------------

(1) Includes $2,992 of original issue discount and $1,075 of deferred financing costs written off in the third and fourth quarters of 1995.

(2) Net loss per share is based on the weighted average number of common and equivalent shares outstanding using the treasury stock method. Common stock equivalents are excluded from the calculation of net loss per share due to their antidilutive effect except that pursuant to Commission requirements, for periods prior to the Company's initial public offering in July 1995, common and equivalent shares issued during the twelve month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method.

(3) As used herein, "EBITDA" is defined as operating income plus depreciation, amortization and loss on impairment of assets. EBITDA is commonly used to measure performance of telecommunication companies because of (i) the importance of maintaining cash flow in excess of debt-service obligations due to the capital and acquisition-intensive nature of the telecommunications industry, and (ii) the non-cash effect on earnings of generally high levels of both amortization and depreciation expenses associated with capital equipment and acquisitions common in this industry. EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     Midcom was formed in 1989 and initially operated as an aggregator of long distance telecommunications services. In 1991, Midcom shifted its focus from aggregation to providing telecommunications services and, accordingly, began to
(i) enter into volume-based supply agreements with multiple underlying facilities-based carriers, (ii) establish a knowledgeable direct sales force to target small and medium-sized business customers, (iii) obtain the necessary federal and state certifications to provide interstate, intrastate and international service, (iv) build an infrastructure to bill and service a large volume of customers and (v) develop enhanced and value-added products and services to supplement its basic long distance service. Midcom does not provide its telecommunications services through the operation of its own transmission network. Rather, Midcom purchases large volumes of long distance services utilizing transmission networks owned and operated by various other interexchange carriers, and then resells those services to its customers. Midcom, or one of its billing agents, receives monthly records from its underlying carriers which detail the calls made by its customers, then rates the calls and bills its customers.

     Subsequent to its initial public offering in July 1995, Midcom completed numerous acquisitions of businesses and customer bases. Although these acquisitions contributed to substantial growth, they placed significant demands on management resources and disrupted Midcom's normal business operations. In particular, the Company was not able to integrate the sales and marketing, customer support, billing and other functions of certain acquired operations as quickly as anticipated. Pending such integration, it was necessary to maintain billing systems and other functions of certain required operations, which increased the Company's overall cost structure and resulted in lower profitability and cash flows. See "Item 1. Business -- Acquisitions." Also, during 1995, the Company was in the process of implementing a new management information system, including the installation of a new billing system. Problems encountered in this implementation process contributed to the Company's operational difficulties. In addition, certain reports generated by the new management information system that were used to estimate unbilled revenue for the third quarter of 1995 failed to fully reflect all discounts that were properly included in the bills subsequently sent to the Company's customers. See "Item 1. Business -- Information Systems." Primarily as a result of this failure, reported revenue was overstated for the third quarter of 1995 and the Company's Quarterly Report on Form 10-Q for that period had to be amended to restate reported results. See "-- Restatement of Results for the Third Quarter of 1995." In addition, the Company's profitability was reduced as a result of the Company's supply contract with AT&T which provided for higher rates than those provided by competitive suppliers, although the Company has entered into a new carrier supply contract with AT&T which provides for more favorable rates. See "Item 1. Business -- Suppliers." These factors contributed to defaults under the Transamerica Credit Facility and caused the Company's auditors to include going concern disclosure in their report on the Company's financial statements for the year ended December 31, 1995. Similar going concern disclosure is included in their report with respect to the Company's 1996 Consolidated Financial Statements. See "-- Liquidity and Capital Resources." The Company's auditors also identified certain material weaknesses in the Company's internal financial controls in connection with the audit for the year ended December 31, 1995. See "-- Past Material Weaknesses."

     During the second and third quarters of 1996 Midcom recruited a new executive management team with extensive experience and expertise in the telecommunications industry. This executive management team has developed a restructuring, network and marketing strategy which is designed to address the operational challenges experienced by the Company and increase internally generated sales and profitability. See "Item 1. Business -- Company Strategy." The implementation of the Company's restructuring, network and marketing strategy has required, and will continue to require, the Company to substantially increase its investment in sales, marketing, capital equipment, systems development and other areas. The Company expects that a substantial portion of these expenditures will be made before the Company realizes a significant increase in revenue or an improvement in gross margin. These expected trends will have a material adverse impact on the Company's near term profitability and levels of cash flows. See "-- Liquidity and Capital Resources."

     If Midcom successfully implements its operating strategy, it anticipates that, over the long term, (i) revenue will increase as a result of its reorganized and expanded direct sales efforts, the development of a new tier of distributors and reduced customer attrition and (ii) operating expenses will decrease as a result of deploying its network of switching facilities and obtaining more favorable terms from its suppliers. As a result of these expected trends, the Company expects that gross margin as a percentage of revenue will, over the long term, be comparable to other telecommunications providers despite an anticipated increase in costs associated with its larger sales force and customer support efforts. However, the Company's ability to implement its operating strategy is subject to an unusual number of risks and uncertainties, and there can be no assurance that the strategy will be successfully implemented or that the intended positive results will be achieved. See "Item 1.
Business -- Forward-Looking Statements" and "Item 1. Business -- Risk Factors."

PRIOR ACQUISITIONS

     In 1994, Midcom acquired PacNet, Inc. ("PacNet") and certain assets of American Telephone Network, Inc. ("ATN"). In 1995, Midcom acquired Adval, Inc. ("Adval"), Cel-Tech International Corp. ("Cel-Tech"), ADNET Telemanagement, Inc. ("Adnet") and certain assets of Communique Telecommunications, Inc. ("Communique"). With the exception of ATN, the consideration for these acquisitions was paid primarily in the form of Common Stock and the assumption of certain liabilities. The consideration for ATN was primarily in the form of cash and the assumption of certain liabilities, financed principally through working capital and borrowings under an expired revolving credit facility. In addition to the acquisitions of businesses, the Company has made numerous acquisitions of customer bases, including acquisitions of two significant customer bases from Cherry Communications in September and November 1995. See "Item 1. Business -- Acquisitions" and "Item 3. Legal Proceedings -- Cherry Communications Lawsuit."

     To date, all business combinations have been accounted for using the purchase method except for Adval and Adnet which have been accounted for as pooling of interests transactions. The Company's consolidated financial statements for the years ended December 31, 1995 and 1994 and the following Management's Discussion and Analysis of Financial Condition and Results of Operations for 1995 versus 1994 have been restated to reflect the inclusion of the accounts and results of operations of Adval and Adnet in both of those periods. Using the purchase method, the purchase price paid in excess of the fair market value of the assets acquired is recorded as an intangible asset and amortized generally over three years using the straight-line method. During the second quarter of 1996, the Company wrote down certain acquired customer bases and equipment and recorded a loss on impairment of assets of $18.8 million. A total of $15.5 million of intangibles associated with acquisitions remained to be amortized as of December 31, 1996. See Note 6 of the Notes to Consolidated Financial Statements.

SUPPLIER RELATIONSHIPS

     Midcom has entered into multiple-year contracts with Sprint, WorldCom and AT&T and short-term contracts with a number of other suppliers for the long distance telecommunication services provided to its customers. In 1994, 1995 and 1996, Sprint, WorldCom and AT&T were collectively responsible for carrying traffic representing approximately 97%, 67% and 74% of the Company's revenue, respectively, and for those periods no single carrier was responsible for carrying traffic representing more than 46%, 31% and 31% of the Company's revenue, respectively.

     To obtain favorable forward pricing from certain suppliers, the Company has committed to purchase minimum volumes of a variety of long distance services during stated periods whether or not such volumes are used or, in one case, to pay a surcharge equal to a percentage of the Company's shortfall from a specified quarterly minimum volume. Under the Company's agreements with other suppliers, if certain volume levels are not achieved during stated periods, pricing is adjusted going forward to levels justified by actual volumes. In the past, Midcom has fallen short of its minimum volume commitments with certain carriers and has renegotiated the commitment. For example, in October 1996, Midcom entered into a renegotiated carrier supply contract with AT&T pursuant to which, among other things, the minimum volume commitment was reduced from $117.0 million to $13.7 million for the eighteen month period following execution of the contract, of which approximately $10.0 million remained as of the date of this Report. The Company's minimum volume commitments to all of its carriers as of March 15, 1997 aggregated approximately $92.0 million, to be used over the next three years. See Note 15 of the Notes to Consolidated Financial Statements. There can be no assurance that the Company will not incur additional shortfalls in the future or that it will be able to successfully renegotiate, or otherwise obtain relief from, its minimum volume commitments in the future. See "Item 1.
Business -- Switching Facilities," "Item 1. Business -- Suppliers" and "Item 1. Business -- Risk Factors -- Minimum Volume Commitments and Shortfalls."

CUSTOMER ATTRITION

     Midcom's revenue is affected by customer attrition, a problem inherent in the long distance industry. The customer attrition experienced by the Company is attributable to a variety of factors, including the Company's termination of customers for non-payment and the marketing and sales initiatives of the Company's competitors such as, among other things, national advertising campaigns, telemarketing programs and the use of cash or other forms of incentives. In particular, the Company experienced high initial customer attrition from acquired customer bases as these customers were transitioned to the Company's services and systems. The Company believes that this attrition occurred as a result of difficulties encountered in transitioning acquired customer bases to the Company's services and systems, a process which often prompts customers to consider competitive alternatives in the telecommunications marketplace. Also, where the Company did not acquire the sales channel associated with an acquired customer base, there was often a period of increased exposure to competitors as the Company's sales force established a relationship with its new customers. See "Item 1. Business -- Competition" and "Item 1. Business -- Acquisitions." The Company is aware of the significant impact customer attrition has on its business. However, because of numerous acquisitions and lack of historical data concerning its acquired customer bases, the Company has found it difficult to measure customer attrition in a consistently meaningful manner. As a consequence, the Company has not formulated a statistical basis for measuring or reporting customer attrition.

PAST MATERIAL WEAKNESSES

     In connection with the audit of Midcom's 1995 Consolidated Financial Statements, Midcom's independent auditors identified two conditions which were characterized as material weaknesses in its internal financial controls. One material weakness identified by the auditors was the failure of the Company's accounting and finance systems to provide accurate information to monitor the Company's financial position, results of operations and liquidity. Factors identified as contributing to this weakness and requiring immediate attention included insufficient staffing and systems to accommodate significant growth from acquisitions, transitional difficulties associated with major new information and billing systems, inadequate communication between senior management and the finance department and demands associated with the Company's initial public offering. The second material weakness identified by the auditors was the Company's process of estimating unbilled receivables. With respect to this material weakness, the auditors recommended that the Company review and revise, as necessary, all policies and procedures with regard to its reconciliation of unbilled receivables with actual billings to ensure that all unbilled amounts at a reporting date represent properly recorded revenue. In response to these recommendations, the Company hired new finance and accounting personnel, curtailed acquisitions, reorganized its financial reporting functions to improve communications between senior management and the finance department and established a policy of billing substantially all customer call traffic in a financial reporting period before revenue for the period is reported. See "Item
1. Business -- Information Systems." As a result of operational and other changes implemented by the Company, on March 13, 1997 the Company's independent auditors reported to the Company's Audit Committee that the material weaknesses identified in connection with the 1995 audit have been corrected. However, there can be no assurance that the Company will not encounter other internal control weaknesses. See "Item 1. Business -- Information Systems" and "Item 1.
Business -- Risk Factors -- Material Weaknesses in Internal Financial Controls."

RESTATEMENT OF RESULTS FOR THE THIRD QUARTER OF 1995

     Midcom announced on March 4, 1996 that it would issue restated financial statements for the third quarter and nine months ended September 30, 1995 that would lower previously announced results. The restatement was primarily attributable to an overrecognition of revenue and unbilled accounts receivable which occurred during the conversion to a new billing system. In the process of reconciling unbilled accounts as of December 31, 1995 with amounts ultimately billed, the Company discovered that certain reports generated by its new information management system that were used for recognizing unbilled revenue did not fully reflect all discounts that were properly included in the bills subsequently sent to the Company's customers. Primarily as a result of this failure, the Company's Quarterly Report on Form 10-Q for the third quarter of 1995 was amended to report a $3.3 million reduction in revenue and a $4.5 million reduction in accounts receivable, consisting of a $3.8 million reduction in unbilled accounts receivable and a $0.7 million increase in the allowance for doubtful accounts. The amended 10-Q also reflects a reclassification of $1.2 million of customer adjustments to revenue to bad debt expense (included in selling, general and administrative expenses on the statement of operations). These adjustments resulted in the net loss for the quarter and nine months ended September 30, 1995 being increased from $3.8 million and $8.0 million, respectively, to $8.3 million and $12.5 million, respectively. See "Item 1. Business -- Information Systems."

SEASONALITY

     Due to its predominately commercial customer base, Midcom tends to experience decreases in customer usage and revenue around national holidays and traditional vacation periods. The Company anticipates revenue from existing customers during the last two quarters of the year to be somewhat lower than during the first two quarters. Historically, however, period-to-period comparisons have been affected more significantly by acquisitions of customer bases and customer attrition than by seasonal factors.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that certain items bear, except as noted, to total revenue:

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                1994       1995       1996
                                                                -----      -----      -----
    Revenue...................................................  100.0%     100.0%     100.0%
    Cost of revenue...........................................   70.8       68.6       72.6
                                                                -----      -----      -----
    Gross margin..............................................   29.2       31.4       27.4
    Selling, general and administrative expenses..............   24.8       30.5       43.7
    Depreciation and amortization.............................    3.7        6.8       22.0
    Settlement of contract dispute............................     --         --        5.9
    Restructuring charges.....................................     --         --        1.4
    Loss on impairment of assets..............................     --        5.7       14.0
                                                                -----      -----      -----
         Operating income (loss)..............................    0.7      (11.6)     (59.6)
    Interest expense..........................................   (2.6)      (2.6)      (5.9)
    Other income (expense)....................................   (0.8)      (0.2)       0.1
                                                                -----      -----      -----
    Loss before extraordinary item............................   (2.7)     (14.4)     (65.4)
    Extraordinary item........................................     --       (2.0)        --
                                                                -----      -----      -----
    Net loss..................................................   (2.7)%    (16.4)%    (65.4)%
                                                                =====      =====      =====
    SUPPLEMENTAL OPERATING DATA:
    EBITDA(1).................................................    4.4%       1.0%     (23.7)%

---------------
(1) As used herein, "EBITDA" is defined as operating income plus depreciation, amortization and loss on impairment of assets.

1996 COMPARED TO 1995

     Revenue. Total revenue in 1996 was $148.8 million, a decrease of 26.9% from revenue of $203.6 million in 1995. This decrease is due primarily to customer attrition offset in part by increases in revenue from customer bases acquired in the third and fourth quarters of 1995. The Company expects that during the first six months of 1997, revenue will begin to increase due to sales generated by its direct sales force.

     Gross Margin. The Company's cost of revenue consists of the cost of service provided by local and interexchange carriers. Gross margin was 27.4% and 31.4% of total revenue for the years ended December 31, 1996 and 1995, respectively. The decline in gross margin in 1996 is the result of changes in the mix of customers, and an increase in fixed costs as a percentage of overall costs due to the decline in revenue. These factors were offset in part by negotiation of price reductions with some of the Company's major suppliers, the full impact of which is not yet reflected in results of operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of payroll and related expenses for sales and marketing, customer support and administrative personnel, sales commissions, bad debt expense, billing fees and professional fees. Selling, general and administrative expenses increased to $65.0 million in 1996 compared to $62.1 million in 1995. The increase is due to several factors, including an increase in payroll and related expenses due to the hiring of additional personnel, primarily to expand the sales and marketing departments. In addition, legal and other professional fees increased in 1996 over 1995 due to the number of outstanding disputes. See "Item 3. Legal Proceedings." These increases were offset in part by reductions in commissions, primarily to distributors, and certain other marketing expenses. The Company employed 527 and 457 persons on a full-time basis as of December 31, 1996 and 1995, respectively.

     Depreciation. Depreciation expense increased to $6.0 million for 1996 from $4.5 million in 1995. The increase is due to an increase in fixed assets acquired during 1996 and depreciation of computer systems and equipment related to the Company's management information system which was placed into service in the second quarter of 1995. The increase was partially offset by the reduction in depreciation of limited capacity switching equipment due to the partial write-off of such equipment in the fourth quarter of 1995.

     Amortization. Amortization expense increased to $26.7 million in 1996 from $9.3 million in 1995. In conjunction with the preparation of the first quarter financial statements, the Company completed a review of its accounting policies and practices, including those relating to intangible assets. Based on certain changes in circumstances that occurred in the first quarter of 1996, including turnover in personnel, reduction in sales force and continuing attrition of acquired customer bases, the Company determined that effective January 1, 1996, a reduction in the estimated useful life of acquired customer bases from 5 years to 3 years was appropriate. The increase in amortization expense is a result of the change in the estimated useful life and amortization of customer bases, non-competition agreements and goodwill resulting from acquisitions completed in the second half of 1995.

     Charge Related to Contract Settlement. On October 31, 1996, the Company and AT&T executed a Release and Settlement Agreement pursuant to which substantially all disputes between the Company and AT&T have been resolved. Also on October 31, 1996, the Company and AT&T executed a new carrier contract pursuant to which the Company's minimum commitment to AT&T was reduced to $13.7 million to be used over the eighteen month period immediately following the execution of the agreement. In addition, the new carrier contract provides for more favorable pricing for certain network services provided by AT&T. In consideration for the terms of the settlement and the new rate structure, the Company is required to pay AT&T $8.8 million payable in two installments. The first payment of $5.0 million was made on November 5, 1996, and the remaining balance of $3.8 million will be due within 30 days of the Company announcing quarterly gross revenue in excess of $75.0 million, or upon completion of a change in control. The Company recorded a charge of $8.8 million in the second quarter of 1996 in connection with this settlement.

     Restructuring Charges. In March and April 1996, the Company made announcements regarding changes in senior management and the restructuring of its operations in order to reduce expenses to the level of available capital. These actions included the layoff of certain employees and contractors and the closure of six sales offices. As a result, the Company recorded a charge of $1.6 million during the first quarter 1996 and $0.6 million during the second quarter of 1996, the major components of which relate to severance and lease cancellation charges. Included in the restructuring charge is approximately $0.4 million relating to the extension of the time period to exercise outstanding stock options. As of December 31, 1996, $0.8 million of this restructuring charge remained in accrued liabilities to cover payments to be made in the future.

     Loss on Impairment of Assets. The Company periodically reviews the carrying value of its long-term assets in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." To the extent that the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized. In connection with such a review, in 1996 the Company recorded the following losses on impairments of assets: (i) a $17.8 million write-down of customer bases, (ii) a $1.0 million write-off of microwave equipment and (iii) a $2.0 million write-down of the remaining interest in the Russian joint venture.

     Other Expenses. Interest expense increased over 1995 primarily due to an increase in average borrowings outstanding, an increase in average interest rates, and $1.1 million in fees paid in connection with a temporary bridge loan. At December 31, 1996, the Company had outstanding interest-bearing obligations of $112.1 million, as compared to $58.1 million as of December 31, 1995. The increase in debt at December 31, 1996 was primarily due to issuance of the $97.7 million convertible subordinated notes, net of repayment of outstanding borrowings under a prior credit facility. The Company discontinued recording its share of the income or losses of a Russian joint venture as of December 31, 1995, and during the third quarter of 1996 the remaining investment of $2.0 million was written off to loss on impairment of assets.

     Income Taxes. The Company has incurred losses for all periods presented. No tax benefit has been recorded with respect to these losses due to the uncertainty as to the utilization of the Company's net operating loss carryforward, which totaled approximately $60.0 million as of December 31, 1996.

     Net Loss. The substantial increase in net loss in 1996 over 1995 is attributable to the decline in gross margin, the increase in operating expenses, the $20.8 million loss on impairment of assets and the restructuring and settlement charges described above.

1995 COMPARED TO 1994

     Revenue. Total revenue in 1995 increased 82.2% to $203.6 million from $111.7 million in 1994. The increase is primarily attributable to incremental telecommunications services revenue resulting from acquisitions and, to a lesser extent, new sales through the Company's combined sales channels, offset by the impact of attrition. Increased revenue also was partially offset by a decrease in aggregation fee revenue compared to 1994. The decline in aggregation fees is due to the attrition of aggregation customers and the Company's efforts to convert aggregation customers to other Midcom products.

     Gross Margin. Cost of revenue grew 76.5% in 1995, primarily as a result of the increase in revenue as discussed above. The gross margin percentage for 1995 increased to 31.4% versus 29.2% in 1994. Telecommunication services gross margin increased to 30.8% in 1995, up from 25.2% in 1994. The higher gross margin in 1995 is attributable to several factors, including (1) acquisitions of customer bases whose mix of customers generally resulted in higher average revenue per minute and acquisitions of higher margin businesses, such as PacNet, (2) negotiation of price reductions with some of the Company's interexchange suppliers as a result of increased traffic volume, and (3) an increase in traffic over the Company's own switches, all of which were acquired or placed in service on or after September 30, 1994. These factors were partially offset by an increase in wholesale revenue as a percentage of total revenue, which carries a lower gross margin percentage, and a decline in aggregation fee revenue as a percentage of total revenue, which has no cost of revenue and the write-off of calls which were not billed during the conversion to the Company's new billing system.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of total revenue from 24.8% in 1994 to 30.5% in 1995. The increase was due to several factors, including a substantial increase in bad debt expense and other adjustments given to customers largely attributable to delays in billing which occurred during the conversion to the new billing system, higher commission rates associated with a telemarketing program for lower volume customers, the addition of personnel and other costs incurred in connection with conversion to the Company's new information processing systems and costs to open sales offices, some of which were closed in the first quarter of 1996. Midcom also incurred additional expenses during 1995 in connection with the maintenance of duplicate billing and information systems, including those of acquired businesses, and to a lesser extent, additional personnel costs. The Company employed 457 and 366 persons on a full-time basis as of December 31, 1995 and 1994, respectively.

     Depreciation and Amortization. Depreciation and amortization expense increased as a percentage of revenue during 1995. This increase reflects the amortization of customer bases and goodwill, the depreciation of telephone switching equipment resulting from acquisitions in the second half of 1994 and throughout 1995 and the depreciation/amortization of significant continued capital investment in computer equipment and software development used to support internal systems.

     Loss on Impairment of Assets. The loss on impairment of assets recorded in 1995 consists of the following: (i) a $6.8 million write-down of the Company's interest in the joint venture in Russia to reflect the estimated current value of this investment (see "Item 1. Business -- Russian Joint Venture"), (ii) a $2.5 million write-off of the Company's current telephone switching equipment as a result of its decision to migrate to a different switching platform (see "Item
1. Business -- Switching Facilities") and (iii) a $2.5 million partial write-down of the Company's capitalized software for its management information system due to weaknesses identified in the system (see "Item 1.
Business -- Information Systems").

     Interest Expense. Interest expense increased 78.4% to $5.3 million in 1995 from $3.0 million in 1994 primarily due to the increase in average borrowings outstanding in 1995. At December 31, 1995, the Company had outstanding interest-bearing obligations of $58.1 million, up from $36.3 million outstanding as of December 31, 1994. The increase in debt was due to the funding of acquisitions and the development of management information systems and purchase of related equipment.

     Extraordinary Item. In July 1995, the Company completed an initial public offering which resulted in net proceeds of $54.2 million to the Company. The Company used the proceeds to pay down various obligations, including $15.0 million in principal amount of certain subordinated notes. As a result of the early extinguishment of these notes, the Company expensed as an extraordinary item in the third quarter of 1995 the unamortized portion of original issue discount which aggregated approximately $3.0 million. In addition, in the fourth quarter of 1995, the Company obtained a new credit facility and paid off its prior revolving credit facility. As a result, the Company was required to write-off as an extraordinary item during the fourth quarter unamortized deferred financing costs associated with its prior credit facility totaling approximately $1.1 million.

     Other Expense/Equity in Loss of Joint Venture. Other expense consists mainly of finance charges and other nonoperating expenses. The Company's portion of the loss generated by its Russian joint venture, Dal Telecom, was $52,000 in 1995, down from $458,000 in 1994, due mainly to improved operating results of the joint venture.

     Income Taxes. The Company has incurred losses for all periods presented. No tax benefit was recorded with respect to these losses due to the uncertainty as to the Company's ability to utilize its net operating loss carryforward which totaled approximately $19.1 million as of December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has experienced significant losses since its inception, with net losses of approximately $97.3 million, $33.4 million and $3.0 million for 1996, 1995, and 1994, respectively. As a result of these losses, the billing and collection cycle with its customers, prior acquisition strategy and other factors, the Company has required substantial external working capital. Given the Company's billing and collection cycle with its customers and the timing of its payments to its suppliers, the Company generally pays its suppliers from thirty to forty-five days prior to the time it is paid by its customers for the same services. The Company has financed its growth with the proceeds from its July 1995 initial public offering, bank borrowings, subordinated debt, capital leases, cash flow from operations, and the issuance of Common Stock and assumption of indebtedness in connection with acquisitions of businesses and customer bases.

     The Company's cash and cash equivalents balance were $31.0 million at December 31, 1996 versus $1.1 million at December 31, 1995. During 1996, the Company used $19.6 million of cash in operations compared to $5.9 million in 1995 and $2.1 million in 1994. In 1996, the Company experienced significant operating losses which resulted in a use of cash in operating activities. The Company reduced its unbilled receivables balances from $26.2 million as of December 31, 1995 to $5.6 million as of December 31, 1996. This was primarily attributable to a reduction in the backlog of billings which built up during the second half of 1995, and a reduction in the run rate of monthly revenue.

     The Company invested $4.3 million to purchase furniture, equipment and leasehold improvements during 1996, compared to $6.9 million in 1995 and $4.2 million for 1994. During 1995, the Company used $11.4 million in business and customer base acquisitions as compared to $5.1 million in 1994. Investments of $2.6 and $4.2 million were made in the form of advances to a Russian joint venture in 1995 and 1994, respectively. No similar investments were made during 1996.

     During 1996, the Company received $2.9 million in proceeds in connection with the exercise of stock options and the purchase of shares under the Stock Purchase Plan, compared to $0.4 million received in connection with the exercise of stock options during 1995. In addition, the Company received $54.2 million in net proceeds from its initial public offering in July 1995, paid $8.6 million to redeem outstanding preferred stock, and paid $1.3 million to shareholders of acquired companies.

     In August and September of 1996, the Company completed a private placement (the "Private Placement") of $97.7 million in aggregate principal amount of 8 1/4% Convertible Subordinated Notes due 2003 (the "Notes"). The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, certain "accredited investors" pursuant to Regulation D under the Securities Act and certain non-U.S. person pursuant to Regulation S under the Securities Act. The net proceeds to Midcom from the Private Placement were approximately $94.2 million, which were applied as follows: (i) $34.0 million to repay in full all obligations under the Company's secured revolving credit facility with Transamerica Business Credit Corporation and certain other lenders (the "Transamerica Credit Facility"), (ii) $5.0 million to pay the first installment of an $8.8 million payment in connection with the satisfaction of past shortfalls and settlement of other obligations under the Company's carrier supply contract with AT&T and (iii) $10.0 million to bring current a number of payment obligations existing prior to the completion of the Private Placement. The balance of the net proceeds has been and will be used for working capital, capital expenditures and general corporate purposes.

     Interest on the Notes is due semi-annually, on February 15 and August 15 of each year, commencing February 15, 1997, in the aggregate amount of approximately $4.0 million per payment. Interest payments will adversely affect the Company's liquidity. In addition, in the event of a "change of control" of the Company, as defined in the indenture pursuant to which the Notes were issued (the "Indenture"), holders of the Notes have the right to require the Company to repurchase the Notes in whole or in part at a repurchase price equal to 101% of the principal amount thereof, plus accrued interest, if any, to the date of repurchase. If the Company is required to repurchase the Notes upon a change of control, payment of the repurchase price could have a material adverse effect on the Company's liquidity, results of operation and financial condition. Also, if the Company is in default under the Indenture, holders of the Notes have the right to demand immediate repayment of the Notes. If the Company were required to repay the Notes upon default, such repayment could have a material adverse effect on the Company's liquidity, results of operation and financial condition.

     In connection with the resignation of Ashok Rao, the Company's former President and Chief Executive Officer, the Company has elected to repurchase 885,360 shares of Common Stock held by Mr. Rao and certain trusts established by Mr. Rao at a price equal to the fair market value of such Common Stock on the date of Mr. Rao's resignation, as determined by arbitration, to be paid ratably over a period of 36 months. The Company's election to repurchase such shares of Common Stock will adversely affect the Company's liquidity. In addition, the unpaid balance of a promissory note delivered to Cherry Communications in connection with the acquisitions of two customer bases is approximately $10.2 million, of which $9.0 million may be paid in cash or by delivery of Common Stock, as the Company may elect, and the remaining $1.2 million is subject to certain hold-back arrangements. The acquired customer bases have not generated required minimum revenue levels and Cherry Communications has failed to remit to the Company collections received by Cherry Communications from a portion of the acquired customers. Accordingly, the Company has withheld the final three installment payments for the second of the two acquisitions, payment of invoices for carrier services for the acquired bases (up to $11.4 million) and accrued customer service charges of $0.8 million. Negotiations between Cherry Communications and the Company failed to produce a settlement of these disputes which are now the subject of litigation. As of September 1, 1996, the Company discontinued booking revenue generated by the customer bases acquired from Cherry Communications which accounted for $2.6 million of revenue during the third quarter of 1996. See "Item 1. Business -- Legal Proceedings." In addition, in the event of the sale or transfer of the majority of the voting stock of Cel-Tech, a payment of a maximum of $2.0 million would become payable to Cel-Tech's former shareholder.

     The Company's available sources of working capital at March 14, 1997 consisted of cash flow from operations and approximately $14.5 million in cash and short-term, investment grade, interest-bearing securities, which funds represented the remaining net proceeds from the Private Placement. The report of the Company's independent auditors included in this Report with respect to the Company's 1996 Consolidated Financial Statements states that the Company's recurring operating losses and shareholders' deficit raise substantial doubt about the Company's ability to continue as a going concern. Similar going concern disclosure was included in the report of the Company's independent auditors with respect to the Company's 1995 Consolidated Financial Statements. The Consolidated Financial Statements included with this Report have been prepared assuming the Company would continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

     Prior to completion of the Private Placement, the Company had for several months experienced a severe working capital short-fall which required the Company to seek extended payment terms from certain of its suppliers, delay payments to many of its suppliers and other vendors, delay or cancel purchases and take other steps to conserve operating capital. Also, for several months prior to completion of the Private Placement, the Company was in default of certain financial and other covenants under the Transamerica Credit Facility, although the lenders continued to permit borrowings under that facility. The existence of defaults under the Transamerica Credit Facility also constituted defaults under certain of the Company's capital leases. For these reasons, the auditor's report with respect to the Company's 1995 Consolidated Financial Statements included the going concern disclosure referred to above. In connection with the completion of the Private Placement and the application of the net proceeds therefrom to the repayment in full of all borrowings under the Transamerica Credit Facility, which aggregated approximately $34.0 million, the lenders waived all then-existing defaults and amended the financial covenants under the facility to levels forecasted to be consistent with Midcom's revised business plan. However, the decline in revenue and related gross profit in the last two quarters of 1996, due in significant part to the unanticipated loss of revenue from a customer base which is the subject of a dispute, caused the Company again to be in default of certain financial covenants under the Transamerica Credit Facility. See "Item 3. Legal Proceedings -- Cherry Communications Lawsuit." Due to the existence of these defaults and an insufficient borrowing base to satisfy a $20.0 million minimum excess availability requirement, no borrowings were available to the Company under the Transamerica Credit Facility and the lenders terminated the facility in January 1997.

     In February 1997, the Company entered into a new revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") which will permit borrowings of up to $30.0 million subject to a borrowing base limitation of 85% of eligible billed and 75% of eligible unbilled receivables. Borrowings under this facility will bear interest at a prime rate, plus one percent, and will be secured by substantially all of the assets of the Company. Under the terms of the Foothill Credit Facility, the Company is required to maintain minimum levels of adjusted net worth and is subject to a number of negative covenants which place limitations on, among other things, capital expenditures, investments and additional debt. Other covenants preclude payment of cash dividends and require the Company to obtain the lenders' consent prior to making any acquisitions. Borrowings under the Foothill Credit Facility will not be available until satisfaction of a number of conditions, consisting primarily of final documentation of security arrangements, which is expected to occur by May 1997. In addition, in February 1997 the Company entered into a lease facility under which approximately $13.0 million is available for purchases of capital equipment, which the Company expects to use primarily to finance the purchase of its high capacity switching equipment.

     As of March 14, 1997, the Company estimated that it will require between $40.0 million and $50.0 million in order to fund operating losses, working capital requirements and capital expenditures during the remainder of 1997, including an estimated $15.0 million to acquire and install high capacity switches. The Company believes that it will be able to satisfy the conditions to borrowing under the Foothill Credit Facility by May 1997. Assuming borrowings become and remain available under the Foothill Credit Facility and the Company achieves anticipated revenue growth, the Company believes that the remaining proceeds from the Private Placement together with funds available under the Foothill Credit Facility, leasing facilities and cash flow from operations will be sufficient to fund the Company's expected working capital requirements. However, the exact amount and timing of these working capital requirements and the Company's ability to continue as a going concern will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's suppliers and the timing of capital expenditures. Furthermore, there can be no assurance that borrowings under the Foothill Credit Facility will become and remain available or that this facility together with the Company's other anticipated sources of working capital will be sufficient to implement the Company's operating strategy or meet the Company's other working capital requirements. If (i) the Company experiences greater than anticipated capital requirements, (ii) the Company is determined to be liable for, or otherwise agrees to settle or compromise, any material claim against it, (iii) the Company is unable to make future borrowings under any of its credit facilities for any reason, (iv) the implementation of the Company's operating strategy fails to produce the anticipated revenue growth and cash flows or (v) additional working capital is required for any other reason, the Company will be required to refinance all or a portion of its existing debt, sell assets, curtail operations or obtain additional equity or debt financing. There can be no assurance that any such refinancing or asset sales would be possible or that the Company would be able to obtain additional equity or debt financing, if and when needed, on terms that the Company finds acceptable. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as the holders of the Notes. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it will be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. There can be no assurance that the Company would be able to reduce expenses or successfully complete other steps necessary to continue as a going concern. Such events would materially and adversely affect the value of the Company's debt and equity securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors.....................................   51
Consolidated Balance Sheets as of December 31, 1996 and 1995..........................   52
Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and
  1994................................................................................   53
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December
  31, 1996, 1995 and 1994.............................................................   54
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and
  1994................................................................................   55
Notes to Consolidated Financial Statements............................................   56

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors
MIDCOM Communications Inc.

     We have audited the accompanying consolidated balance sheets of MIDCOM Communications Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIDCOM Communications Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

Seattle, Washington
March 21, 1997

                           MIDCOM COMMUNICATIONS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                      1996              1995
                                                                    ---------         --------
                                                                      (IN THOUSANDS, EXCEPT
                                                                           SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.....................................    $  30,962         $  1,083
  Accounts receivable, less allowance for doubtful accounts of
     $7,802 and $10,581 in 1996 and 1995, respectively..........       16,969           51,814
  Due from related parties......................................           --              502
  Prepaid expenses and other current assets.....................        1,548            2,510
                                                                    ---------         --------
          Total current assets..................................       49,479           55,909
  Investments in and advances to joint venture..................           --            2,000
  Furniture, equipment and leasehold improvements, net..........       11,045           13,719
  Intangible assets, less accumulated amortization of $39,532
     and $12,812 in 1996 and 1995, respectively.................       15,547           60,781
  Other assets, net.............................................        3,852              922
                                                                    ---------         --------
          Total assets..........................................    $  79,923         $133,331
                                                                    =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..............................................    $   3,179         $  6,624
  Carrier accounts payable......................................       17,143           32,534
  Accrued expenses..............................................       10,006           10,051
  Notes payable.................................................        9,680           14,576
  Interest payable..............................................        2,932              335
  Current portion of long-term obligations......................        3,314           41,721
                                                                    ---------         --------
          Total current liabilities.............................       46,254          105,841
Long-term obligations, less current portion.....................       99,153            1,844
Other long-term liabilities.....................................        3,800            1,847
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock, $.0001 par value, 10,000,000 shares
     authorized no shares issued or outstanding.................           --               --
  Common stock, $.0001 par value, 90,000,000 shares authorized,
     15,803,242 and 15,128,829 shares issued and outstanding in
     1996 and 1995, respectively................................       68,330           62,400
  Deferred stock option compensation............................       (1,707)             (13)
  Accumulated deficit...........................................     (135,907)         (38,588)
                                                                    ---------         --------
          Total shareholders' equity (deficit)..................      (69,284)          23,799
                                                                    ---------         --------
          Total liabilities and shareholders' equity
            (deficit)...........................................    $  79,923         $133,331
                                                                    =========         ========

          See accompanying notes to consolidated financial statements.

                           MIDCOM COMMUNICATIONS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Revenue....................................................  $148,777     $203,554     $111,699
Cost of revenue............................................   107,950      139,546       79,044
                                                             --------     --------     --------
                                                               40,827       64,008       32,655
Operating expenses:
  Selling, general and administrative......................    65,025       62,061       27,697
  Depreciation.............................................     5,966        4,481        1,477
  Amortization.............................................    26,721        9,309        2,657
  Restructuring charge.....................................     2,220           --           --
  Contract settlement......................................     8,800           --           --
  Loss on impairment of assets.............................    20,765       11,830           --
                                                             --------     --------     --------
Total operating expenses...................................   129,497       87,681       31,831
                                                             --------     --------     --------
Operating income (loss)....................................   (88,670)     (23,673)         824
Other income (expense):
  Equity in loss of joint venture..........................        --          (52)        (458)
  Other income (expense)...................................        77         (338)        (430)
  Interest expense.........................................    (8,726)      (5,288)      (2,531)
  Interest expense -- shareholders.........................        --           --         (434)
                                                             --------     --------     --------
Loss before extraordinary item.............................   (97,319)     (29,351)      (3,029)
Extraordinary item: loss on early redemption of debt.......        --       (4,067)          --
                                                             --------     --------     --------
Net loss...................................................  $(97,319)    $(33,418)    $ (3,029)
                                                             ========     ========     ========
Per share amounts:
Loss before extraordinary item.............................  $  (6.27)    $  (2.42)    $  (0.31)
Extraordinary item.........................................        --        (0.34)          --
                                                             --------     --------     --------
Net loss...................................................  $  (6.27)    $  (2.76)    $  (0.31)
                                                             --------     --------     --------
Shares used in calculating per share data..................    15,529       12,101        9,930
                                                             ========     ========     ========

          See accompanying notes to consolidated financial statements.

                           MIDCOM COMMUNICATIONS INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                 TOTAL
                                                                 DEFERRED                     SHAREHOLDERS'
                                        NUMBER      COMMON     STOCK OPTION    ACCUMULATED       EQUITY
                                       OF SHARES     STOCK     COMPENSATION      DEFICIT       (DEFICIT)
                                       ---------    -------    ------------    -----------    ------------
                                                                 (IN THOUSANDS)
Balance at January 1, 1994...........     8,011     $   502      $   (104)      $  (6,963)      $ (6,565)
  Conversion from S corporation to C
     corporation.....................        --      (7,679)           --           7,679             --
  Stock issued in acquisition........       114       1,040            --              --          1,040
  Compensation attributable to stock
     options vesting.................        --          --            20              --             20
  Stock option forfeitures...........        --         (54)           50              --             (4)
  Issuance of common stock warrant...        --       3,500            --              --          3,500
  Distributions by acquired
     company.........................        --          --            --          (1,266)        (1,266)
  Net loss for the year..............        --          --            --          (3,029)        (3,029)
                                         ------     -------       -------       ---------       --------
Balance at December 31, 1994.........     8,125      (2,691)          (34)         (3,579)        (6,304)
  Issuance of compensatory stock
     options.........................        --         268            --              --            268
  Stock issued in acquisitions.......       500       4,757            --              --          4,757
  Compensation attributable to stock
     options vesting.................        --          --            21              --             21
  Stock issued in initial public
     offering........................     5,456      54,182            --              --         54,182
  Stock issued in customer base
     acquisitions....................       331       5,120            --              --          5,120
  Stock issued for exercise of stock
     options and warrants and
     employee stock purchase plan....       717         442            --              --            442
  Distributions by acquired
     company.........................        --          --            --          (1,269)        (1,269)
  Conversion of acquired company from
     S corporation to C
     corporation.....................        --         322            --            (322)            --
  Net loss for the year..............        --          --            --         (33,418)       (33,418)
                                         ------     -------       -------       ---------       --------
Balance at December 31, 1995.........    15,129      62,400           (13)        (38,588)        23,799
  Stock issued in acquisitions.......       107         933            --              --            933
  Stock issued for exercise of stock
     options and employee stock
     purchase plan...................       567       2,861            --              --          2,861
  Issuance of compensatory stock
     options.........................        --       2,136        (2,136)             --             --
  Compensation attributable to stock
     options vesting.................        --          --           442              --            442
  Net loss for the year..............        --          --            --         (97,319)       (97,319)
                                         ------     -------       -------       ---------       --------
Balance at December 31, 1996.........    15,803     $68,330      $ (1,707)      $(135,907)      $(69,284)
                                         ======     =======       =======       =========       ========

          See accompanying notes to consolidated financial statements.

                           MIDCOM COMMUNICATIONS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------
                                                                         1996         1995         1994
                                                                       --------     --------     --------
                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Adjustments to reconcile net loss to net cash used in operating activities:
  Net loss...........................................................  $(97,319)    $(33,418)    $ (3,029)
  Depreciation.......................................................     5,966        4,481        1,477
  Amortization of intangibles........................................    26,721        9,309        2,657
  Amortization of deferred financing costs...........................       896          620          483
  Loss on impairment of assets.......................................    20,765       11,830           --
  Equity in loss of joint venture....................................        --           52          458
  Compensation attributable to stock options.........................       862          289           16
  Noncompetition payments............................................        --           --         (250)
  Loss on sale of assets.............................................        53           --           --
  Long-term portion of contract settlement...........................     3,800           --           --
  Extraordinary item -- write-off of original issue discount and
    deferred financing costs.........................................        --        4,067           --
Changes in operating assets and liabilities:
  Accounts receivable................................................    34,563      (17,784)      (9,811)
  Due from related parties...........................................       502          138         (606)
  Notes receivable...................................................        86          390         (348)
  Prepaid expenses and other current assets..........................       776         (719)      (1,201)
  Other assets.......................................................      (324)        (142)          11
  Accounts payable and accrued expenses..............................    (4,295)      (3,559)       4,062
  Carrier accounts payable...........................................   (15,391)      16,638        8,236
  Accrued interest payable...........................................     2,597          228         (869)
  Deferred income....................................................        --          (67)      (3,229)
  Other long-term liabilities........................................       150        1,717         (202)
                                                                       --------     --------     --------
Net cash used in operating activities................................   (19,592)      (5,930)      (2,145)
                                                                       --------     --------     --------
INVESTING ACTIVITIES
Purchases of furniture, equipment and leasehold improvements.........    (4,309)      (6,884)      (4,187)
Net assets acquired in business and customer base acquisitions.......        --      (11,407)      (5,089)
Proceeds from sale of assets.........................................       692           --           --
Investment in and advances to joint venture..........................        --       (2,625)      (4,190)
Loan to related party................................................        --           --       (1,234)
                                                                       --------     --------     --------
Net cash used in investing activities................................    (3,617)     (20,916)     (14,700)
                                                                       --------     --------     --------
FINANCING ACTIVITIES
Repayment of loans from related parties..............................        --           --       (3,617)
Proceeds from notes payable..........................................       333           --        3,485
Repayment of notes payable...........................................    (5,229)     (21,628)     (10,592)
Proceeds from long-term obligations..................................   112,743       69,205       34,350
Repayment of long-term obligations...................................   (53,814)     (64,841)      (3,851)
Proceeds from common stock issued for stock purchase plan and stock
  options............................................................     2,861          442           --
Issuance of common stock.............................................        --       54,182           --
Preferred stock redemption...........................................        --       (8,597)          --
Distributions to shareholders of acquired companies..................        --       (1,269)      (1,266)
Deferred financing costs.............................................    (3,806)        (525)      (1,512)
                                                                       --------     --------     --------
Net cash provided by financing activities............................    53,088       26,969       16,997
                                                                       --------     --------     --------
Net increase in cash and cash equivalents............................    29,879          123          152
Cash and cash equivalents at the beginning of year...................     1,083          960          808
                                                                       --------     --------     --------
Cash and cash equivalents at the end of year.........................  $ 30,962     $  1,083     $    960
                                                                       ========     ========     ========

          See accompanying notes to consolidated financial statements.

                           MIDCOM COMMUNICATIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  NATURE OF OPERATIONS

     MIDCOM Communications Inc. ("Midcom" or the Company") provides long distance voice and data telecommunications services. As primarily a nonfacilities-based reseller, Midcom principally utilizes the network switching and transport facilities of Tier I long distance carriers such as Sprint Corporation ("Sprint"), WorldCom, Inc. ("WorldCom") and AT&T Corp. ("AT&T") to provide a broad array of telecommunications services. Midcom's service offerings include basic "1 plus" and "800" long distance voice, frame relay data transmission services, wireless services, dedicated private lines between customer locations and enhanced telecommunications services such as facsimile broadcast services and conference calling. The Company's customers are primarily small to medium-sized commercial businesses.

  Risks and Uncertainties

     The Company is subject to certain significant risks and uncertainties that may affect the amounts reported in the financial statements. These significant risks and uncertainties include impairment of assets and litigation. Additional information concerning these risks and uncertainties is included in the notes to the consolidated financial statements.

  Going Concern and Liquidity

     The Company incurred operating losses during each of the three years ended December 31, 1996 and, as of December 31, 1996, had a shareholders' deficit of $69.3 million. The Company's credit facility at December 31, 1996 was terminated on January 31, 1997. In February 1997, the Company entered into a new credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"). However, borrowings under the Foothill Credit Facility will not be available until satisfaction of a number of conditions, which is expected to occur by May 1997. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

     Assuming borrowings become and remain available under the Foothill Credit Facility and the Company achieves anticipated revenue growth, the Company believes that its existing cash resources together with funds available under the Foothill Credit Facility, leasing facilities and cash flow from operations will be sufficient to fund the Company's expected working capital requirements. However, the exact amount and timing of these working capital requirements and the Company's ability to continue as a going concern will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms achieved by the Company and the timing of capital expenditures. Furthermore, there can be no assurance that borrowings under the Foothill Credit Facility will become and remain available or that this facility together with the Company's other anticipated sources of working capital will be sufficient to implement the Company's operating strategy or meet the Company's other working capital requirements. If (i) the Company experiences greater than anticipated capital requirements, (ii) the Company is determined to be liable for, or otherwise agrees to settle or compromise, any material claim against it, (iii) the Company is unable to make borrowings under any of its credit facilities for any reason, (iv) the implementation of the Company's operating strategy fails to produce the anticipated revenue growth and cash flows or (v) additional working capital is required for any other reason, the Company will be required to refinance all or a portion of its existing debt or obtain additional equity or debt financing. There can be no assurance that any such refinancing would be possible or that the Company would be able to obtain additional equity or debt financing, if and when needed, on terms that the Company finds acceptable. Any additional equity or debt financing may involve substantial dilution to the interests of holders of the Company's debt and equity securities.

                           MIDCOM COMMUNICATIONS INC.

     If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it will be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. There can be no assurance that the Company would be able to reduce expenses or successfully complete other steps necessary to continue as a going concern. Such events would materially and adversely affect the value of the Company's debt and equity securities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of MIDCOM Communications Inc. and its wholly-owned subsidiaries, PacNet Inc. ("PacNet"), Cel-Tech International Corp. ("Cel-Tech"), AdVal, Inc. ("AdVal") and Advanced Network Design ("AND") (collectively referred to as "Midcom" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company's investment in Dal Telecom International ("Dal Telecom"), a Russian corporate joint venture, was accounted for on the equity method, adjusted to estimated fair value, in accordance with generally accepted accounting principles. During 1995 and 1994, the Company recorded its pro rata share of Dal Telecom's income or loss one month in arrears.

  Cash and Cash Equivalents

     All short-term investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

  Revenue Recognition

     Resale and transmission revenue and related costs are recognized in the period the customer utilizes the Company's service. At December 31, 1996 and 1995, net unbilled resale revenue totaled $5,636 and $26,153, respectively.

  Financial Instruments and Concentration of Credit Risk

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts and carrier accounts payable, notes payable and long-term obligations. The fair value of the financial instruments, except long-term obligations, approximates their recorded value based on the short-term maturity of the instruments. The fair value of the long-term obligations approximates their recorded value based on the current rates offered to the Company for similar debt of the same maturities. The Company does not have financial instruments with off-balance-sheet risk.

     Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable. Concentration of credit risk with respect to receivables are limited due to diversity in geographic locations of customers as well as diversity of industries. The Company continually evaluates the credit worthiness of its customers; however, it generally does not require collateral. The Company's allowance for doubtful accounts is based on historical trends, current market conditions and other relevant factors.

  Deferred Financing Costs

     Financing costs are capitalized and amortized over the term of the related debt on a straight-line basis which approximates the effective-interest method. Included in other assets at December 31, 1996 and 1995 are deferred financing costs of $3,419 and $510, respectively (net of accumulated amortization of $297 and $15, respectively).

                           MIDCOM COMMUNICATIONS INC.

  Furniture, Equipment and Leasehold Improvements

     Furniture, equipment and leasehold improvements are stated at cost. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, gains and losses are reflected in the consolidated statement of operations. Depreciation and amortization, which includes amortization of assets recorded under capital leases, are computed using the straight-line method over the following useful lives:

        Buildings and towers..........................................  30 years
        Transmission equipment........................................  12 to 15 years
        Data processing systems and equipment.........................  3 to 5 years
        Switches......................................................  5 to 7 years
        Furniture, equipment and leasehold improvements...............  3 to 7 years

  Intangible Assets

     Intangible assets represent the excess of the purchase price over the estimated fair value of identifiable assets acquired in business and customer base acquisitions. Amounts are allocated primarily to customer bases which are amortized over three years using the straight-line method. Amounts are also allocated to noncompete agreements and goodwill as applicable, which are amortized using the straight-line method over terms ranging from 18 months to 25 years.

     The Company periodically reviews the carrying value of its intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized.

  Net Loss Per Share

     Net loss per share is based on the weighted average number of common and equivalent shares outstanding using the treasury stock method. Common stock equivalents are excluded from the calculation of net loss per share due to their antidilutive effect, except that pursuant to Securities and Exchange Commission ("SEC") requirements, for periods prior to the Company's initial public offering, common and equivalent shares issued during the 12-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods prior to the Company's initial public offering using the treasury stock method.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

  Stock Based Compensation

     In 1996, the Company adopted the Financial Accounting Standards Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board

                           MIDCOM COMMUNICATIONS INC.

("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to account for compensation cost for stock option plans in accordance with APB Opinion No. 25.

  Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

3.  CASH AND CASH EQUIVALENTS

     The Company's cash and cash equivalents as of December 31 consist of the following:

                                                                    1996        1995
                                                                  --------     -------
        Cash....................................................  $  1,194     $ 1,083
        Commercial Paper........................................    19,878          --
        Money Market............................................     9,890          --
                                                                  --------     --------
                                                                  $ 30,962     $ 1,083
                                                                  ========     ========

     Due to the short-term nature of these investments, changes in market interest rates would not have a significant impact on the fair value of these securities. These securities are carried at amortized cost which approximates fair value.

4.  FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Major classes of furniture, equipment and leasehold improvements, including assets under capital leases, as of December 31 consist of the following:

                                                                    1996        1995
                                                                  --------     -------
        Buildings and towers....................................  $    534     $   787
        Transmission equipment..................................     3,842       3,747
        Data processing systems and equipment...................    12,133      11,120
        Switches................................................       141          --
        Furniture, equipment and leasehold improvements.........     6,974       4,663
                                                                  --------     --------
                                                                    23,624      20,317
        Accumulated depreciation and amortization...............   (12,579)     (6,598)
                                                                  --------     --------
                                                                  $ 11,045     $13,719
                                                                  ========     ========

     The gross amount of furniture, equipment and leasehold improvements recorded under capital leases was $6,073 at December 31, 1996 and 1995.

     Included in furniture, equipment and leasehold improvements are unamortized development costs related to the Company's proprietary management information system. This system was placed in service in May 1995 and is being amortized on a straight-line basis. As a result of billing problems encountered after the system was placed in service, the Company evaluated the system during the fourth quarter of 1995 and determined that the system would require additional enhancements to meet its initial design objectives and that its value had been impaired. As a result, in 1995 the Company reduced the unamortized costs from $4,471 to $2,000 and recorded a $2,471 loss on impairment of the asset.

     In the fourth quarter of 1995, the Company determined that it intended to replace certain limited capacity switches, the majority of which were acquired through acquisitions of other telecommunications service providers, with newer switches having increased functionality and capacity. As a result of this decision,

                           MIDCOM COMMUNICATIONS INC.

the Company wrote off these switches and in 1995 recorded a $2,544 loss on impairment of assets. In June 1996, the Company recorded a $1,000 loss on impairment of microwave equipment.

5.  INVESTMENT IN JOINT VENTURE

     In December 1993, Midcom contracted to acquire a 50% interest in Dal Telecom International ("Dal Telecom"), a provider of local, long distance, international and cellular telecommunications services in the Russian Far East. To acquire its interest in Dal Telecom, Midcom committed to make a capital contribution of cash, equipment and services of approximately $12,700. As of December 31, 1995, the Company had invested a total of $8,815 in the joint venture but was unable to fund additional contributions. In March 1996, the Company and the joint venture partner agreed to amend the terms of the joint venture to provide that the Company had a 40% equity interest in the joint venture.

     The Company's commitment to Dal Telecom required significant amounts of capital resources and management attention given the logistics of maintaining a relationship in Russia. As a result, the Company decided that it was in its best interests to focus on its domestic business and to sell its interest in Dal Telecom. As a result of this decision, the Company wrote down its investment in Dal Telecom to $2,000 at December 31, 1995, which was the Company's estimate of the net recoverable value of its investment in Dal Telecom, and recorded a $6,815 loss on impairment of the asset. This estimate was based on market information currently available to the Company and certain assumptions about the future operations of Dal Telecom, over which the Company had limited control. The Company discontinued recording its share of the income or losses of Dal Telecom as of December 31, 1995. During the third quarter of 1996, the remaining investment of $2,000 was written off to loss on impairment of assets, as the Company was unable to locate a purchaser for its interest.

6.  BUSINESS COMBINATIONS

     During 1994, 1995, and the first three months of 1996, the Company completed a series of acquisitions from telecommunications companies offering services similar or complementary to those offered by the Company. Certain of these acquisitions included the purchase of substantially all of the operating assets of the acquiree, including customer bases, and in other situations only specific customer bases. These asset acquisitions have been accounted for using the purchase method, with the excess of the purchase price over the net tangible assets acquired being allocated to acquired customer bases, non-compete agreements and goodwill. Revenue generated from the acquired customer bases are included in the accompanying statements of operations from the dates of the acquisitions.

     The total consideration paid for these acquisitions was $89,769 of which $74,735 was allocated to intangible assets. These acquisitions generally were financed through borrowings under the Company's lines of credit, issuance of debt and stock and assumption of liabilities.

     Components of intangible assets at December 31, 1996 and their respective estimated useful lives were as follows:

        Customer bases.......................................  $49,986           3 years
        Non-compete agreements...............................    3,527      2 to 4 years
        Goodwill.............................................    1,566          25 years
                                                               -------
                                                               $55,079
                                                               =======

     Based on certain changes in circumstances that occurred in the first quarter of 1996, including turnover in personnel, reduction in sales force and continuing attrition of acquired customer bases, the Company determined that effective January 1, 1996, a reduction in the estimated life of previously acquired customer

                           MIDCOM COMMUNICATIONS INC.

bases from 5 years to 3 years was appropriate. This reduction in estimated life increased amortization expense by $10,260 for the year ended December 31, 1996. In addition, the Company wrote down certain acquired customer bases and recorded a loss on impairment of assets of $17,765 during 1996.

     Substantially all of the Company's intangible assets consist of acquired customer bases which are subject to attrition. The estimated useful lives of these customer bases are based on attrition rates considered standard in the industry. If the Company's actual attrition rates were to exceed these estimates, or other unfavorable changes in business conditions were to occur, the value of the related customer bases would be impaired and future operating results would be adversely affected.

     In connection with certain previous acquisitions, the Company was obligated to issue or release from escrow additional shares of its common stock or pay additional cash consideration upon the satisfaction of certain contingencies. Such contingencies include, among other things, maintenance of specified revenue levels and satisfaction of general representations and warranties. The contingency periods range from six months to two years. During 1996, the Company issued or released from escrow a total of 106,782 shares of common stock and paid $1,154 in cash to partially satisfy these obligations. As of December 31, 1996, there were a total of 151,675 shares in escrow that may be released upon the satisfaction of remaining contingencies.

     In accordance with applicable accounting standards, the common stock or other consideration issuable under the contingency arrangements has not been included in the determination of purchase price, nor have the shares been considered outstanding for purposes of net loss per share calculations. Additional consideration will be recorded when the outcome of a contingency is determined.

     The Company is obligated in certain cases to issue additional shares of its common stock in the event that the market price of such stock, when the shares become registerable, is less than the price at the acquisition dates. In January 1997, the Company issued 49,233 shares of common stock in partial satisfaction of these obligations. Based on the Company's stock price on March 21, 1997, approximately 255,000 additional shares remain to be issued as a result of these obligations.

7.  NOTES PAYABLE

     At December 31, 1996 and 1995, the Company had $680 in notes outstanding, secured by a personal guarantee of the principal shareholder of the Company. The notes are due upon 30-day demand, or no later than March 28, 1999. Interest on these notes is payable monthly, at a rate of prime plus 2% (but in no event lower than 9% or greater than 13%) per annum. Warrants to purchase up to a total of 59,500 shares of Common Stock at an exercise price of $7.44 per share, subject to adjustments in the exercise price related to dilutive activities, were granted to the holders of the notes. The warrants expire on March 28, 1999.

     In connection with a customer base purchase agreement, the Company had a noninterest-bearing obligation totaling $12,000 as of December 31, 1995. The unsecured obligation required monthly payments of $3,000 from January through April 1996, payable in cash or common stock. The Company paid $3,000 to the seller in January 1996 and has withheld the remaining payments pending resolution of certain disputes with the seller. Based on the Company's stock price on March 21, 1997, the Company would be required to issue approximately 507,000 shares of its common stock to satisfy this obligation.

     At December 31, 1995, the Company had approximately $2,000 in additional notes payable to sellers of certain customer bases. These notes bore interest at rates up to 10% and were paid in full during 1996.

                           MIDCOM COMMUNICATIONS INC.

8.  LONG-TERM OBLIGATIONS

     Long-term obligations as of December 31 consisted of the following:

                                                                    1996        1995
                                                                  --------     -------
        Convertible subordinated notes payable, maturing on
          August 15, 2003, interest at 8 1/4%, interest payable
          semi-annually, convertible into common stock at the
          option of the holder at any time prior to maturity....  $ 97,743     $    --
        Senior Revolving Credit Facility with Transamerica
          Business Credit Corporation. Applicable interest rate
          on outstanding advances at December 31, 1995 was 9%.
          This facility was secured by substantially all of the
          Company's assets. The balance was repaid in full in
          1996..................................................        --      37,428
        Note payable secured by assets acquired, interest
          payable quarterly at the prime rate plus 1%. Balance
          due in full September 30, 1998........................       800         800
        Note payable secured by certain property and equipment,
          interest at 5% to 15%, principal and interest payments
          due in monthly installments through May 31, 1997......        27         408
        Capital Lease Obligations, interest at 5% to 14.3%,
          principal and interest payments due in monthly
          installments through 2002.............................     3,897       4,929
                                                                  --------     -------
                                                                   102,467      43,565
        Less current portion....................................     3,314      41,721
                                                                  --------     -------
                                                                  $ 99,153     $ 1,844
                                                                  ========     =======

     Principal maturities of long-term debt at December 31, 1996 are as follows:

                1997..............................................  $  3,314
                1998..............................................       976
                1999..............................................       142
                2000..............................................       144
                2001..............................................       148
                Thereafter........................................    97,743
                                                                    --------
                     Total........................................  $102,467
                                                                    ========

     In August and September of 1996, the Company completed a private placement (the "Private Placement") of $97,743 in aggregate principal amount of 8 1/4% Convertible Subordinated Notes due 2003 (the "Notes"). Interest on the Notes is due semi-annually, on February 15 and August 15 of each year, commencing February 15, 1997. The Notes are convertible into shares of the Company's common stock, at a conversion price of $14.0875 per share (equivalent to a conversion rate of 70.985 share per $1,000 principal amount of Notes), subject to adjustment in certain events.

     In November 1995, the Company obtained a senior secured revolving credit facility from Transamerica Business Credit Corporation ("Transamerica") and certain other lenders (the "Transamerica Credit Facility") which provided for borrowings of up to $50,000, subject to certain limitations and financial covenants. The Company was not in compliance with some of these covenants as of December 31, 1995. The Transamerica Credit Facility was further amended in March 1996 to reduce the overall commitment by the lender from $50,000 to $43,000. The outstanding balance under the Transamerica Credit Facility was repaid in

                           MIDCOM COMMUNICATIONS INC.

full in August 1996 with the proceeds of the Private Placement, and the facility was terminated on January 31, 1997.

     On March 28, 1996, the Company obtained a temporary bridge loan of $15,000 from Transamerica. The bridge loan was secured by substantially all of the Company's assets, bore interest at 12% and was originally due on April 27, 1996. The Company paid an initial loan fee of $500 and had the right to extend the due date of the loan for 30-day periods upon payment of an additional fee of $200 for each 30-day extension, with final payment due by September 24, 1996. This bridge loan was repaid in August 1996.

     The Company recorded an extraordinary item in the third and fourth quarters of 1995 of $2,992 and $1,075, respectively, related to the write off of original issue discounts and deferred financing costs.

9.  PREFERRED STOCK

     During 1994, the Company issued 859,653 shares of Series A Redeemable Preferred Stock (the "Preferred Stock") to retire shareholder notes payable. The preferred stock was redeemed at $10 per share in July 1995 with proceeds from the Company's initial public offering.

10.  COMMON STOCK

     On July 6, 1995, the Company completed the initial public offering of shares of its common stock at $11.00 per share, which resulted in net proceeds of approximately $54,182 to the Company after deducting the expenses of the offering. The net proceeds were used to repay indebtedness and redeem all of the outstanding shares of Preferred Stock.

     At December 31, 1996, common stock was reserved for the following:

        Conversion of the Notes..........................................   6,938,279
        Exercise and future grant of stock options.......................   4,108,816
        Employee stock purchase plan.....................................     256,354
        Exercise of outstanding warrants.................................      59,500
                                                                           ----------
             Total common stock reserved.................................  11,362,949
                                                                           ==========

11.  STOCK OPTION PLAN

     The Company has a stock option plan which provides for the granting of nonqualified and incentive stock options to purchase up to 4,739,063 shares of common stock. Options granted become exercisable over vesting periods of up to five years at exercise prices determined by the Board of Directors, and generally expire ten years from the date of grant.

     Stock options have generally been granted at the fair market value at the date of grant. However, a limited number of options have been granted at less than the fair market value, in which case compensation expense has been recognized over the vesting period based on the excess of the fair market value stock at the date of grant over the exercise price.

                           MIDCOM COMMUNICATIONS INC.

     Presented below is a summary of stock option plans activity for the years shown:

                                                                             EXERCISE
                                                             SHARES           PRICE
                                                            ---------     --------------
        Options outstanding at January 1, 1994............    484,805     $2.29 - $ 5.71
          Granted.........................................    663,139     $2.29 - $ 9.14
          Canceled........................................   (117,460)    $2.29 - $ 9.14
                                                            ---------     --------------
        Options outstanding at December 31, 1994..........  1,030,484     $2.29 - $ 9.14
          Granted.........................................    740,954     $1.00 - $18.50
          Canceled........................................   (365,619)    $2.29 - $15.75
          Exercises.......................................    (66,333)    $2.29 - $18.50
                                                            ---------     --------------
        Options outstanding at December 31, 1995..........  1,339,486     $1.00 - $18.50
          Granted.........................................  3,545,009     $3.00 - $15.50
          Canceled........................................   (637,202)    $2.29 - $18.50
          Exercises.......................................   (563,914)    $1.00 - $10.50
                                                            ---------     --------------
        Options outstanding at December 31, 1996..........  3,683,379     $2.29 - $18.50
                                                            =========     ==============

     At December 31, 1996, a total of 425,437 shares were available for future issuance under the plans.

     The following table summarizes information for options currently outstanding and exercisable at December 31, 1996:

                         OPTIONS OUTSTANDING
                   --------------------------------                                OPTIONS EXERCISABLE
                                   WEIGHTED AVERAGE                          --------------------------------
   RANGE OF          NUMBER           REMAINING         WEIGHTED AVERAGE       NUMBER        WEIGHTED AVERAGE
EXERCISE PRICES    OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
---------------    -----------     ----------------     ----------------     -----------     ----------------
 2.29 - $ 6.50        128,215         8.8                    $ 3.69             89,000            $ 3.50
 6.51 - $12.00      3,316,815         9.5                    $ 8.85            228,532            $ 9.70
12.01 - $18.50        238,349         8.5                    $15.69             57,250            $16.96
                    ---------                                                  -------
                    3,683,379                                                  374,782
                    ---------                                                  -------

     The Company applies APB 25 in accounting for its stock issued to employees. Had compensation cost for the Company's stock options been recognized based upon the fair value on the grant date under the methodology prescribed by SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 1996 and 1995 would have been impacted as indicated in the following table. Note that due to the adoption methodology prescribed by SFAS 123, the proforma results shown below only reflect the impact of options granted in 1995 and 1996. Since option vesting occurs over five years, the proforma impact shown for 1996 and 1995 is not representative of what the impact will be in future years.

                                                                  1996          1995
                                                                ---------     --------
        Net loss -- as reported...............................  $ (97,319)    $(33,418)
        Net loss -- proforma..................................  $(101,549)    $(34,066)
        Loss per share -- as reported.........................  $   (6.27)    $  (2.76)
        Loss per share -- proforma............................  $   (6.54)    $  (2.82)

                           MIDCOM COMMUNICATIONS INC.

     This fair value of options granted (which is amortized to expense over the option vesting period in determining the proforma impact), is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

        Expected life of option............................................  3 1/2 yrs
        Risk free interest rate............................................       6.5%
        Expected volatility................................................      60.0%
        Dividend yield.....................................................         --

     The weighted average fair value of options granted during 1996 and 1995 is as follows:

                                                                  1996          1995
                                                               ----------     --------
        Fair value of each option granted....................  $     4.16     $   7.02
        Total number of options granted......................   3,545,009      740,954
                                                                ---------      -------
        Total fair value of all options granted..............  $   14,747     $  5,201
                                                                =========      =======

     In accordance with SFAS 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because company stock options do not trade on a secondary exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of Midcom stock. Such an increase in stock price would benefit all stockholders commensurably.

12.  INCOME TAXES

     Components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                   1996         1995
                                                                 --------     --------
        Deferred tax assets:
          Sales reserves and allowances........................  $  2,248     $  1,326
          Accrued compensation costs...........................       322           --
          Provisions not currently deductible..................     1,829          376
          Accrued restructuring costs..........................       373           --
          Contract settlement..................................     1,520           --
          Tax depreciation different than financial accounting
             depreciation......................................     1,455           --
          Intangible tax amortization different than financial
             financial statement amortization..................    17,560        1,832
          Losses and write-down of foreign joint venture.......     3,769        3,022
          Net operating loss carry forwards....................    24,817        7,648
                                                                  -------      -------
          Total deferred tax assets............................    53,893       14,204
        Valuation allowance....................................   (53,502)     (13,017)
                                                                  -------      -------
                                                                 $    391     $  1,187
                                                                  -------      -------
        Deferred tax liabilities:
          Tax depreciation different than financial accounting
             depreciation......................................        --         (424)
          Cash to accrual change...............................      (391)        (763)
                                                                  -------      -------
             Total deferred tax liabilities....................      (391)      (1,187)
                                                                  -------      -------
        Net deferred tax liabilities...........................  $     --     $     --
                                                                  =======      =======

                           MIDCOM COMMUNICATIONS INC.

     On January 1, 1994, when the Company became a C Corporation, a valuation allowance on deferred tax assets was not required due to the net deferred tax liability position. At December 31, 1994, the valuation allowance of $316 was established for the deferred tax assets in excess of deferred tax liabilities. The valuation allowance was increased $40,485 and $13,333 in 1996 and 1995, respectively.

     The Company has net operating loss carry forwards for federal income tax purposes available to offset future federal taxable income, if any, of approximately $60,042 with the following expirations: $4,536 in 2009, $8,770 in 2010 and $46,736 in 2011.

     The provisions for income taxes differ from the "expected" income tax benefit as follows for the years ended December 31:

                                                              1996      1995      1994
                                                              -----     -----     -----
        Computed expected federal tax benefit...............  (34.0)%   (34.0)%   (34.0)%
        State taxes, net of federal benefit.................   (6.0)%    (6.0)%    (6.0)%
        Deferred taxes associated with Midcom S Corporation
          to C Corporation conversion, January 1, 1994......     --        --       6.8%
        Deferred tax asset realization related to
          acquisitions......................................     --        --      16.8%
        Change in valuation allowance for net deferred tax
          assets............................................   39.8%     38.0%     10.4%
        Other...............................................    0.2%      2.0%      6.0%
                                                              -----     -----     -----
                                                                 --%       --%       --%
                                                              =====     =====     =====

13.  RELATED-PARTY TRANSACTIONS

     The largest shareholder of the Company and the Company's former President and Chief Executive Officer jointly own QuestWest Inc. QuestWest Inc., in turn, holds approximately an 85% interest in Quest America Limited Partnership ("Quest LP"). In December 1993, the Company entered into a distribution agreement with Quest LP that entitles Quest LP to a sales commission from the Company at a rate equal to the most favorable rate available to other comparable Company distributors. In October 1995 the largest shareholder sold their interest in Quest LP to a third party and the most favorable rate clause in the distribution agreement was eliminated. During 1995 and 1994, Quest LP received $295 and $66, respectively, in net commissions.

     Effective May 1996, the Company entered into an employment agreement with William H. Oberlin, the Company's President and Chief Executive Officer. The agreement provides for a base salary of $25 per month and an annual bonus to be determined each year by the Company's Board of Directors based on certain quantitative and qualitative targets set forth in the Company's annual business plan. In connection with entering into the agreement, the Company granted Mr. Oberlin options to purchase up to 1,214,714 shares of Common Stock pursuant to the Company's Stock Option Plan. The options vest ratably over a five-year period. Mr. Oberlin is entitled to up to two years severance (reduced to one year severance in certain circumstances) in the event of termination. Severance generally equals the sum of the annualized base salary at the time of termination and the average annual bonuses for the fiscal years preceding termination. The agreement also contains a non-interference provision pursuant to which, for a period of six months following termination of employment, Mr. Oberlin has agreed to, among other things, preserve the confidentiality of the Company's customer list and refrain from actively soliciting the Company's customers existing at the date of termination.

     Effective May 1996, the Company entered into consulting agreements with Marvin C. Moses and John M. Zrno, each a director of the Company, pursuant to which Messrs. Moses and Zrno have agreed to provide consulting services to the Company with respect to acquisitions, investor and other strategic relations and strategic financial matters. Pursuant to the agreements, the Company is required to pay each of these

                           MIDCOM COMMUNICATIONS INC.

individuals a retainer of $8.333 per month. In addition, in connection with the agreements, the Company has granted to each of these individuals options for the purchase of 253,681 shares of Common Stock pursuant to the Company's Stock Option Plan. The options vest ratably over a five-year period. The agreements terminate after a period of five years beginning on June 1, 1996, unless terminated earlier in accordance with the terms thereof. The agreements may be terminated by either party at any time upon 30 days prior written notice.

     In June 1994, the Company entered into an employment agreement with Ashok Rao, the former President and Chief Executive Officer of the Company. The agreement provided for a base salary of $25 per month. Mr. Rao resigned from the Company in April 1996. In connection with Mr. Rao's resignation, the Company has elected to repurchase 885,360 shares of Common Stock held by Mr. Rao and certain trusts established by Mr. Rao (the "Rao Shares"). See Note 15, below. Under an agreement between Mr. Rao and Paul Pfleger, Vice Chairman of the Company's Board of Directors, pursuant to which Mr. Rao purchased the Rao Shares from Mr. Pfleger, Mr. Pfleger is entitled to receive payments aggregating approximately $2.2 million out of proceeds received by Mr. Rao from the sale of the Rao Shares to the Company.

14.  EMPLOYEE BENEFIT PLANS

  401(k) Salary Deferral and Profit Sharing Plan

     Prior to February 1, 1996, the Company maintained a 401(k) Salary Deferral and Profit Sharing Plan with its affiliate SP Investments Inc. ("SPII"). Effective February 1, 1996, SPII withdrew from the Retirement Plan. The Company maintains a voluntary defined contribution profit sharing plans covering all eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a stated percentage of their compensation to the plan, not to exceed the dollar amount set by law. The Company matches 50% of each employee's contribution up to a maximum of the first 6% of each employee's compensation.

     The Company's matching contributions to the plan were approximately $283, $253, and $156 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Employee Stock Purchase Plan

     In December 1994, the Company established an Employee Stock Purchase Plan which became effective upon the successful completion of the Company's initial public offering of common stock. The Company's plan provides that eligible employees may contribute up to 10% of their base earnings toward the semi-annual purchase of the Company's common stock. The employee's purchase price is 95% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. The total number of shares issuable under the plan is 262,500. There were 3,717 shares issued under the plan during fiscal 1996 at prices ranging from $8.08 to $13.66, and 2,429 shares issued under the plan during fiscal 1995 at a price of $14.61.

15.  COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases its office space and certain equipment under terms of noncancelable operating leases, which expire on various dates through 2004. The leases generally require that the Company pay certain maintenance, insurance and other operating expenses. Rent expense under operating leases for the years ended December 31, 1996, 1995 and 1994 was $3,281, $2,535, and $566,
respectively.

                           MIDCOM COMMUNICATIONS INC.

     At December 31, 1996, minimum future lease payments under noncancelable operating leases are as follows:

                                                                     OPERATING
                                                                      LEASES
                                                                     ---------
                1997...............................................   $ 3,092
                1998...............................................     2,797
                1999...............................................     2,521
                2000...............................................     2,271
                2001...............................................     1,765
                Thereafter.........................................     3,340
                                                                      -------
                     Total.........................................   $15,786
                                                                      =======

COMMITMENTS WITH PROVIDERS

     Under the terms of carrier contracts executed with AT&T and other carriers, the Company has made commitments to maintain or achieve certain volume levels in order to obtain special forward pricing. Under some of these contracts, the Company guarantees to sell a certain amount of long distance volume within a certain time period or purchase all or a portion of any unused volume. Under others, if certain volume levels are not achieved during stated periods, pricing is adjusted going forward to levels justified by current volumes.

     At December 31, 1996, minimum future usage commitments are as follows:

                1997..............................................  $ 26,790
                1998..............................................     3,287
                1999..............................................        --
                2000..............................................    75,000
                                                                    --------
                     Total........................................  $105,077
                                                                    ========

     As of September 30, 1996, Midcom's minimum volume commitment under its supply contract with AT&T Corp. ("AT&T"), its largest supply contract, was $117,000. The Company estimated that, as of the last measurement date on September 30, 1996, it would have been in shortfall of its minimum commitments to AT&T by approximately $27,600 based on then current contract requirements. However, on October 31, 1996, the Company and AT&T executed a Release and Settlement Agreement pursuant to which substantially all disputes between the Company and AT&T have been resolved. Also on October 31, 1996, the Company and AT&T executed a new carrier contract pursuant to which the Company's minimum commitment to AT&T was reduced to $13,700 to be used over the eighteen month period immediately following execution of the agreement. In addition, the new carrier contract provides for more favorable pricing for certain network services provided by AT&T. In consideration for the terms of the settlement and the new rate structure, the Company is required to pay AT&T $8,800 payable in two installments. The first payment of $5,000 was made on November 6, 1996, and the remaining balance of $3,800 will be due within 30 days of Midcom announcing quarterly gross revenue in excess of $75,000 or upon completion of a change in control.

     At the present time, the Company has achieved or reserved for all of its required volume commitments. There can be no assurance that the minimum usage commitments will be achieved in the future, and if such commitments are not achieved future operating results could be adversely affected.

     During the years ended December 31, 1996, 1995 and 1994, the Company relied on three carriers to carry traffic representing approximately 74%, 67% and 97% of the Company's revenue, respectively. The Company has the ability to transfer its customers' traffic from one supplier to another in the event a supplier declines to

                           MIDCOM COMMUNICATIONS INC.

continue to carry the Company's traffic. However, such transfers could result in disruption of service to the customers, with a subsequent loss of revenue which would adversely affect operating results.

ACQUISITIONS

     In connection with several business or customer base acquisition agreements, the Company is obligated to issue additional consideration upon the satisfaction of certain contingencies.

SHARE REDEMPTION

     In connection with the resignation of Ashok Rao, the Company's former President and Chief Executive Officer, the Company has elected to repurchase 885,360 shares of Common Stock held by Mr. Rao and certain trusts established by Mr. Rao (the "Rao Shares") at a price equal to the fair market value of the Rao Shares on the date of Mr. Rao's resignation. The date of resignation and the amount of the restricted security discount to be applied to the value of the Rao Shares have been submitted to arbitration. Once determined, the purchase price is to be paid by the Company in 36 equal monthly installments and will bear interest at a rate of 8% per annum.

REGULATION

  Federal

     The Company has all necessary authority to provide domestic interstate and international telecommunications services under current FCC regulations. Midcom has filed both domestic and international tariffs with the FCC, and PacNet has, and is only required to file, international tariffs. Pursuant to a 1995 court decision, detailed rate schedules now must be filed in lieu of the "reasonable range of rates" tariff previously accepted by the FCC. In reliance on the FCC's past practice of allowing relaxed range of rates tariffs for non-dominant carriers, Midcom and most of its competitors did not maintain detailed rate schedules. Until the two-year statute of limitations expires, Midcom could be held liable for damages for its failure to maintain detailed rate schedules, although it believes that such an outcome is highly unlikely and would not have a material adverse effect on it. Pursuant to authority granted to it in the 1996 Telecommunications Act, the FCC is considering "mandatory detariffing" for domestic non-dominant carriers. This proposal (which has been stayed by an order of the federal district court in Washington, D.C.) would relieve the Company of its obligation to file tariffs applicable to its domestic interexchange offerings.

  State

     The intrastate long distance operations of Midcom are also subject to various state laws. The majority of states require certification or registration, which the Company has secured in 47 states and Washington, D.C. Many states require tariff filings as well.

     In certain states, approval for transfers of control and acquisitions of customer bases must be obtained. Midcom has been successful in obtaining all necessary regulatory approvals to date, although revisions of tariffs, authorities and approvals are being made on a continuing basis, and many such requests are pending at any one time.

     Some states may assess penalties on long distance service providers for traffic sold prior to tariff approval or the state's consent to an acquisition. Such states may require refunds to be made to customers. It is the opinion of management that such penalties and refunds, if any, would not have a material adverse effect on the results of operations or financial condition of the Company.

                           MIDCOM COMMUNICATIONS INC.

DISPUTES AND LITIGATION

     Class Action Lawsuit. The Company, its Vice Chairman of the Board of Directors and largest shareholder, the Company's former President, Chief Executive Officer and director, and the Company's former Chief Financial Officer are named as defendants in a securities action filed in the U.S. District Court for the Western District of Washington (the "Complaint"). The Complaint was filed on behalf of a class of purchasers of the Company's Common Stock during the period beginning on July 6, 1995, the date of the Company's initial public offering, and ending on March 4, 1996 (the "Class Period"). An amended complaint (the "Amended Complaint") was filed on July 8, 1996. In November 1996, the Court granted the defendants' motion to dismiss the amended Complaint. The Amended Complaint alleges, among other things, that the registration statement and prospectus relating to the Company's initial public offering contained false and misleading statements concerning the Company's billing software and financial condition. The Amended Complaint further alleges that, throughout the Class Period, the defendants inflated the price of the Common Stock by intentionally or recklessly making material misrepresentations or omissions which deceived the public about the Company's financial condition and prospects. The Amended Complaint alleges claims under the Securities Act and the Exchange Act as well as various state laws, and seeks damages in an unstated amount. Defendants filed a motion to dismiss on August 7, 1996 and filed a reply to plaintiffs' opposition on September 18, 1996. Oral arguments were heard on November 1, 1996. All discovery proceedings are stayed until defendants' motion to dismiss is acted on by the Court. While the Company believes that it has substantive defenses to the claims in the Amended Complaint and intends to vigorously defend this lawsuit, it is unable to predict the outcome of this action.

     SEC Investigation. The Company was informed in May 1996 that the SEC was conducting an informal inquiry regarding the Company. The Company has voluntarily provided the documents requested by the Commission. In addition, the SEC has requested the Company's cooperation in interviewing certain current and former Company personnel and the Company is in the process of scheduling such interviews. However, the Company has not been informed whether or not the SEC intends to commence a formal action against the Company or any of its affiliates. The Company is, therefore, unable to predict the ultimate outcome of the investigation. In the event that the SEC elects to initiate a formal enforcement proceeding, the Company and certain of its current and/or former officers could be subject to civil or criminal sanctions including monetary penalties and injunctive measures. Any such enforcement proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also party to other routine litigation incident to its business and to which its property is subject. The Company's management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

                           MIDCOM COMMUNICATIONS INC.

16.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                   1996     1995      1994
                                                                  ------   -------   ------
    Noncash investing and financing activities:
      Application of related-party accounts receivable to
         related-party accounts payable.........................  $   --   $    --   $1,234
      Conversion of amounts due to related parties to redeemable
         preferred stock........................................      --        --    8,597
      Issuance of notes payable and assumption of liabilities
         for acquisitions of customer bases.....................     459    42,591    5,154
      Capital lease obligation for equipment....................      --     1,892    2,207
      Issuance of notes payable for equipment...................      --       310       --
      Issuance of common stock warrants in connection with
         financing..............................................      --        --    3,500
      Issuance of common stock for acquisitions.................     513     9,877    1,040
      Issuance of note payable for settlement of carrier
         accounts payable.......................................   3,800     3,500       --
    Cash paid for interest......................................   5,074     4,128    1,453
    Cash paid for income taxes..................................      --        25      131

17.  RESTRUCTURING CHARGE

     In March and April 1996, the Company made announcements regarding changes in senior management and the restructuring of its operations in order to reduce expenses to the level of available capital. These actions included the layoff of certain employees and contractors and the closure of 6 sales offices. As a result, the Company recorded a charge of $1,620 during the first quarter 1996 and $600 during the second quarter of 1996, the components of which relate primarily to severance and lease cancellation charges. Included in the first quarter restructuring charge is approximately $420 relating to the extension of the time period to exercise outstanding stock options. As of December 31, 1996, $807 of this restructuring charge remained in accrued liabilities.

18.  SUBSEQUENT EVENTS

     In February 1997, the Company entered into an agreement with Foothill Capital Corporation for a revolving credit facility. Under the terms of the agreement, the Company will be able to borrow up to $30,000, subject to a borrowing base limitation of 85% of eligible billed and 75% of eligible unbilled receivables. Borrowings under this agreement will bear interest at a prime rate, plus one percent, and will be secured by substantially all of the assets of the Company. Pursuant to the agreement, the Company is required to maintain minimum levels of adjusted net worth and is subject to a number of negative covenants which place limitations on, among other things, capital expenditures, investments and additional debt. Other covenants preclude payment of cash dividends and require the Company to obtain the lenders' consent prior to making any acquisitions. Borrowings under the agreement will not be available until satisfaction of a number of conditions, consisting primarily of final documentation of security arrangements, which is expected to occur by May 1997.

     On February 18, 1997, the Company announced that it had awarded a supply agreement to Northern Telecom ("Nortel") for the acquisition of a total of six DMS-250 and DMS-500 local/long distance switching systems. Scheduled for completion by mid-1997, the network will handle local, long distance and value added services. The Company also announced that it had entered into a master lease agreement with Comdisco, Inc. ("Comdisco"), to provide financing for the Nortel switches. The initial financing is approximately $13,000. In March 1997, a warrant for the purchase of up to 117,000 shares of the Company's common stock was granted to Comdisco in connection with this financing arrangement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See "Item 1. Business -- Directors and Executive Officers of the
Registrant."

     Information concerning compliance with Section 16 of the Securities Exchange Act is incorporated herein by reference to information appearing in the Company's Proxy Statement for its 1997 annual meeting of shareholders to be held on June 12, 1997, which information appears under the caption "Compliance with
Section 16(a) of the Exchange Act." Such Proxy Statement will be filed by April 30, 1997.

ITEMS 11, 12 AND 13.

     The information called for by Part III (Items 11, 12 and 13) is included in the Company's Proxy Statement relating to the Company's 1997 annual meeting of shareholders to be held on June 12, 1997 and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Executive Compensation," "Voting Securities and Principal Holders," and "Certain Transactions." Such Proxy Statement will be filed by April 30, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Report:

     1. Management Contracts or Compensatory Plans or Arrangements

          The following list is a subset of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

             (a) Revised and Restated 1993 Stock Option Plan. See Exhibit 10.25.

             (b) Amended and Restated 1995 Employee Stock Purchase Plan. See
                 Exhibit 10.26.

             (c) Employment Agreement, dated May 24, 1996, between the Company and William H. Oberlin. See Exhibit 10.109.

             (d) Consulting Agreement, dated May 24, 1996, between the Company and John M. Zrno. See Exhibit 10.110.

             (e) Consulting Agreement, dated May 24, 1996, between the Company and Marvin C. Moses. See Exhibit 10.111.

     2. Financial Statements.

        Report of Ernst & Young LLP, Independent Auditors.....................   51
        Consolidated Balance Sheets as of December 31, 1996 and 1995..........   52
        Consolidated Statements of Operations for the years ended December 31,
          1996, 1995 and 1994.................................................   53
        Consolidated Statements of Shareholders' Equity (Deficit) for the
          years ended December 31, 1996, 1995 and 1994........................   54
        Consolidated Statements of Cash Flows for the years ended December 31,
          1996, 1994 and 1993.................................................   55
        Notes to Consolidated Financial Statements............................   56

     3. Financial Statement Schedules.

        Schedule II -- Valuation and Qualifying Accounts......................   79

             All other schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable or required.

     4. Exhibits Filed as Part of This Report.

   EXHIBIT
    NUMBER
(REFERENCED TO
 ITEM 601 OF
  REGULATION                                             EXHIBIT
     S-K)                                              DESCRIPTION
--------------        -----------------------------------------------------------------------------
      3.1        --   Amended and Restated Articles of Incorporation.(6)
      3.2        --   Bylaws.(1)
      4.1        --   Form of Common Stock Certificate.(1)
      4.2        --   See Exhibits numbered 3.1 and 3.2 for provisions of the Amended and Restated
                      Articles of Incorporation and the Bylaws of the Company defining the rights of the holders of Common Stock.
      4.3        --   Purchase Agreement, dated August 15, 1996, among the Company, PaineWebber
                      Incorporated and Wheat, First Securities, Inc.(7)
      4.4        --   Indenture, dated as of August 22, 1996, between the Company and IBJ Schroder
                      Bank & Trust Company.(7)
      4.5        --   Registration Rights Agreement, dated as of August 22, 1996, by and among the
                      Company, PaineWebber Incorporated and Wheat, First Securities, Inc.(7)
     10.1        --   Senior Subordinated Note and Warrant Purchase Agreement, dated as of June 10,
                      1994, by and among the Company, First Union Corporation and The
                      Robinson-Humphrey Company, Inc.(1)
     10.6        --   Warrant Agreement, dated as of June 10, 1996, by and among the Company, First
                      Union Corporation and The Robinson-Humphrey Company, Inc.(1)
     10.7        --   Registration Rights Agreement, dated as of June 10, 1994, by and among the
                      Company, First Union Corporation and The Robinson-Humphrey Company, Inc.(1)
     10.17       --   Agreement of Formation and Activities of Russian-American Joint Stock Venture
                      "Dal Telekom International," dated as of December 5, 1993, by and among the
                      Company, DalREO, the joint stock company Rostelekom and the state enterprise
                      Rossvyazinform in the cities of Khabarovsk, Blagoveschensk and
                      Petropavlovsk-Kamchatski, as amended; Addendum to Agreement Regarding
                      Reorganization of Dal Telecom International, dated as of December 5, 1993, by and between the Company and DalREO; Amendment to the Agreement on the Joint
                      Venture between the Company and DalREO, dated July 13, 1994; Second Amendment to the Agreement on the Joint Venture between the Company and DalREO, dated
                      December 19, 1994; Proxy with regard to Voting of Shares of Dal Telecom
                      International, dated December 5, 1993.(1)

   EXHIBIT
    NUMBER
(REFERENCED TO
 ITEM 601 OF
  REGULATION                                             EXHIBIT
     S-K)                                              DESCRIPTION
--------------        -----------------------------------------------------------------------------
     10.21       --   Shareholders Agreement, dated as of June 7, 1994, by and among Paul Pfleger,
                      Ashok Rao, the trust for the benefit of Siddhartha Rao, the trust for the benefit of Kavita Rao, the trust for the benefit of Divya Rao, the trust for the benefit of Anjali Rao, John M. Orehek, and the Company.(1)
     10.23       --   Registration Rights Agreement, dated as of December 30, 1994, by and between the Company and Richard W. Stroup.(1)
     10.25       --   Revised and Restated 1993 Stock Option Plan, adopted by the Board of
                      Directors on December 30, 1993 and the shareholders on December 29, 1994, as amended by the Board of Directors on February 21, 1994, March 28, 1994,
                      January 19, 1995 and March 21, 1995, such amendments being approved by the shareholders on October 7, 1994 and March 30, 1995, and further amended by the Board of Directors on April 25, 1995, July 26, 1995, November 9, 1995,
                      July 25, 1996 and January 9, 1997.(7)
    *10.26       --   Amended and Restated 1995 Employee Stock Purchase Plan adopted by the Board of Directors and the shareholders on December 9, 1994 as amended by the Board of Directors on December 13, 1995, December 18, 1996 and March 13, 1997.
                      Exhibit replaces identically numbered exhibit to the Company's Registration
                      Statement on Form S-1, file no. 33-90814.
     10.27       --   Employment Agreement, dated as of June 7, 1994, by and between the Company and Ashok Rao.(1)
     10.30       --   Reseller Service Agreement, dated as of December 31, 1992, by and between
                      West Coast Telecommunications, Inc. and the Company.(1)
     10.34       --   Software License and Services Agreement, dated as of October 26, 1993, by and between ORACLE Corporation and the Company.(1)
     10.35       --   Service Agreement, as amended, dated as of February 7, 1995, by and between the Company and ORACLE Corporation.(1)
     10.36       --   One Plus Billing and Information Management Services Volume Purchase
                      Agreement, dated March 4, 1995, by and between Zero Plus Dialing, Inc. d/b/a
                      U.S. Billing and the Company.(1)
     10.42       --   Distributor Agreement, dated as of December 28, 1993, by and between the
                      Company and Quest America L.P. Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment, which order was granted by the Commission on July 6, 1995. The omitted portions have been separately filed with the Commission.(1)
     10.50       --   Agreement and Plan of Reorganization, dated as of November 8, 1994, by and among the Company, P.N. Acquisition Corporation, PacNet, Inc. and Richard W.
                      Stroup.(1)
     10.51       --   Agreement for the purchase of Mid-Com Consultants' Aggregation Customer Base and Aggregation Plans by Mid-Com Communications, Inc., dated as of January 3,
                      1995, by and between the Company and Mid-Com Consultants, Inc. (1)
     10.52       --   Asset Purchase Agreement, dated as of January 20, 1995, by and between the
                      Company and Communique Telecommunications, Inc.(1)
     10.60       --   1111 Third Avenue Lease Agreement, dated as of March 8, 1994.(1)
     10.61       --   Agreement of Sublease, dated January 1, 1994, by and between Bank of New
                      Zealand and the Company.(1)
     10.62       --   Real Estate Sub-Lease, dated as of October 1, 1994, by and between Digital
                      Telecommunications, Inc. and the Company.(1)
     10.66       --   Option Agreement, dated March 6, 1995, by and among Paul H. Pfleger, Ashok
                      Rao, John M. Orehek and the Company.(1)

   EXHIBIT
    NUMBER
(REFERENCED TO
 ITEM 601 OF
  REGULATION                                             EXHIBIT
     S-K)                                              DESCRIPTION
--------------        -----------------------------------------------------------------------------
     10.67       --   Release and Settlement Agreement, dated January 1995. Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment, which order was granted by the Commission on July 6,
                      1995. The omitted portions have been separately filed with the Commission.(1)
     10.73       --   Overseas Private Investment Corporation Contract of Insurance against
                      Business Income Loss.(1)
     10.74       --   Overseas Private Investment Corporation Contract of Insurance against
                      Expropriation Political Violence.(1)
     10.75       --   Letter Agreement, dated May 12, 1995, between First Union Corporation and the
                      Company.(1)
     10.78       --   Registration Rights Agreement, dated as of April 1, 1995, by and among the
                      Company and Darren Narans, Kevin Narans and Steven Tomsic.(1)
     10.79       --   Stock Purchase Warrant issued on April 1, 1995 by the Company to Darren
                      Narans granting Darren Narans the right to purchase from the Company 12,250 shares of the Company's Common Stock.(1)
     10.80       --   Stock Purchase Warrant issued on April 1, 1995 by the Company to Kevin Narans granting Kevin Narans the right to purchase from the Company 23,625 shares of the Company's Common Stock.(1)
     10.81       --   Stock Purchase Warrant issued on April 1, 1995 by the Company to Steven
                      Tomsic granting Steven Tomsic the right to purchase from the Company 23,625 shares of the Company's Common Stock.(1)
     10.83       --   Letter Agreement, dated June 6, 1995, between First Union Corporation, The
                      Robinson-Humphrey Company, Inc. and the Company.(1)
     10.86       --   Carrier Transport Switched Services Agreement, dated June 14, 1995 and amended November 1, 1995 by and between Sprint Communications Company L.P.
                      and the Company. Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment, which order was granted by the Commission on May 31, 1996. The omitted portions have been separately filed with the Commission.(6)
     10.87       --   Telecommunications Services Agreement, dated March 27, 1996, by and between
                      Worldcom Network Service, Inc. d/b/a WilTel and the Company. Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment, which order was granted by the Commission on May 31,
                      1996. The omitted portions have been separately filed with the Commission.(6)
     10.88       --   Customer Base Purchase and Sale Agreement, dated as of September 1, 1995, between Cherry Communications Incorporated and the Company.(2)
     10.89       --   Master Equipment Lease Agreement, dated as of September 12, 1995, between
                      Keycorp Leasing Ltd. and the Company.(3)
     10.90       --   Agreement and Plan of Reorganization, dated as of September 29, 1995, among the Company, AV Acquisition Corporation, AdVal, Inc., AdVal Data Corporation,
                      Theodore D. Berns and Donald D. Dean.(4)
     10.91       --   Credit Agreement, dated as of November 8, 1995, among the Company, PacNet,
                      AdVal, Cel-Tech (the "Borrowers") and Transamerica Business Credit
                      Corporation, as agent.(6)
     10.92       --   Revolving Note, dated December 20, 1995, in the amount of $30,000,000 made by the Borrowers to the order of Transamerica Business Credit Corporation.(6)
     10.94       --   Revolving Note, dated December 20, 1995, in the amount of $13,000,000 made by the Borrowers to the order of Nationsbank of Georgia, N.A.(6)
     10.95       --   Stock Pledge Agreement, dated as of November 8, 1995, made by the Company in favor of Transamerica Business Credit Corporation, as agent.(6)

   EXHIBIT
    NUMBER
(REFERENCED TO
 ITEM 601 OF
  REGULATION                                             EXHIBIT
     S-K)                                              DESCRIPTION
--------------        -----------------------------------------------------------------------------
     10.96       --   Security Agreement, dated as of November 8, 1995, made by the Borrowers in favor of Transamerica Business Credit Corporation, as agent.(6)
     10.97       --   Letter Agreement, dated March 6, 1996, between the Borrowers and Transamerica
                      Business Credit Corporation, as agent.(6)
     10.98       --   Letter Agreement, dated March 18, 1996, between the Borrowers and
                      Transamerica Business Credit Corporation, as agent.(6)
     10.99       --   First Amendment to Credit Agreement, dated March 28, 1996, between the
                      Borrowers and Transamerica Business Credit Corporation, as agent.(6)
     10.100      --   Promissory Note, dated March 28, 1996, in the amount of $15,000,000 made by the Company to the order of Transamerica Business Credit Corporation.(6)
     10.103      --   Agreement and Plan of Reorganization, dated December 29, 1995, among the
                      Company, ADNET Telemanagement, Inc., David Wiegand and Maria Wiegand.(5)
     10.104      --   Contract Tariff No. 969 effective February 15, 1996 between the Company and
                      AT&T Corp.(6)
     10.105      --   Second Amendment to Credit Agreement, dated July 26, 1996, among the Company,
                      PacNet, AdVal, Cel-Tech, Advanced Network Design and Transamerica Business
                      Credit Corporation, as agent.(9)
     10.106      --   Third Amendment to Credit Agreement, dated August 21, 1996, between the
                      Company, PacNet, AdVal, Cel-Tech and Advanced Network Design and Transamerica
                      Business Credit Corporation.(10)
     10.107      --   Customer Base Purchase and Sale Agreement, dated as of November 1, 1995, between Cherry Communications Incorporated.(8)
     10.108      --   Distributor Agreement, dated April 4, 1996, between the Company and Tie
                      Communications, Inc.(11)
     10.109      --   Employment Agreement, dated May 24, 1996, between the Company and William H.
                      Oberlin.(12)
     10.110      --   Consulting Agreement, dated May 24, 1996, between the Company and John M.
                      Zrno.(13)
     10.111      --   Consulting Agreement, dated May 24, 1996, between the Company and Marvin C.
                      Moses.(14)
     10.113      --   Settlement Agreement and Release, dated as of December 27, 1996, among David
                      Wiegand, Maria Wiegand and the Company.(7)
     10.114      --   Consulting Agreement, dated as of November 25, 1996, between the Company and
                      David Wiegand.(7)
     10.115      --   Stock Option Agreement, dated as of November 25, 1996, between the Company and David Wiegand.(7)
     10.116      --   Amendment to Agreement and Plan of Reorganization, dated as of December 27,
                      1995, among the Company, David Wiegand and Maria Wiegand, amending the
                      Agreement and Plan of Reorganization dated December 29, 1995 among the
                      Company, ADNET Telemanagement, Inc. and David Wiegand.(7)
     10.117      --   Amendments to Non-Competition Agreements of Maria Wiegand and David Wiegand,
                      dated as of December 27, 1996, among the Company, Maria Wiegand and David
                      Wiegand. Portions of this exhibit have been omitted pursuant to an amended application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission.(7)

   EXHIBIT
    NUMBER
(REFERENCED TO
 ITEM 601 OF
  REGULATION                                             EXHIBIT
     S-K)                                              DESCRIPTION
--------------        -----------------------------------------------------------------------------
     10.118      --   Release and Settlement Agreement, dated October 31, 1996, between the Company and AT&T Corp. Portions of this exhibit have been omitted pursuant to an amended application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission.(7)
     10.119      --   Carrier Agreement, dated October 31, 1996, between the Company and AT&T Corp.
                      Portions of this exhibit have been omitted pursuant to an amended application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission.(7)
    *11.1        --   Statement re: computation of net loss per share.
     21.1        --   List of significant subsidiaries of the Company.(6)
    *23.1        --   Consent of Ernst & Young LLP, Independent Auditors.
    *27.1        --   Financial Data Schedule

---------------
 *   Exhibit is filed herewith.

 (1) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Registration Statement on Form S-1, file no. 33-90814.

 (2) Exhibit is incorporated by reference to Exhibit 2.3 filed with the Company's Current Report on Form 8-K filed with the Commission on December 18, 1995.

 (3) Exhibit is incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

 (4) Exhibit is incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed with the Commission on October 13, 1995.

 (5) Exhibit is incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed with the Commission on January 11, 1996.

 (6) Exhibit is incorporated by reference to an identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 (7) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Registration Statement on Form S-1, file no. 333-14427.

 (8) Exhibit is incorporated by reference to Exhibit 2.4 filed with the Company's Current Report on Form 8-K filed with the Commission on December 18, 1995.

 (9) Exhibit is incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(10) Exhibit is incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(11) Exhibit is incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(12) Exhibit is incorporated by reference to Exhibit 10.4 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(13) Exhibit is incorporated by reference to Exhibit 10.5 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(14) Exhibit is incorporated by reference to Exhibit 10.6 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

     (b) No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MIDCOM COMMUNICATIONS INC.

Dated: March 25, 1997
                                          By: /s/ ROBERT J. CHAMBERLAIN
                                          --------------------------------------
                                                    Robert J. Chamberlain
                                               Executive Vice President and
                                               Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                 TITLE                       DATE
----------------------------------------    --------------------------------    ---------------

       By: /s/ WILLIAM H. OBERLIN           President, Chief Executive           March 25, 1997
----------------------------------------    Officer and Director (Principal
           William H. Oberlin               Executive Officer)

     By: /s/ ROBERT J. CHAMBERLAIN          Executive Vice President and         March 25, 1997
----------------------------------------    Chief Financial Officer
         Robert J. Chamberlain              (Principal Accounting and
                                            Financial Officer)

          By: /s/ JOHN M. ZRNO              Director                             March 25, 1997
----------------------------------------
              John M. Zrno

        By: /s/ PAUL H. PFLEGER             Director                             March 25, 1997
----------------------------------------
            Paul H. Pfleger

         By: /s/ JOHN M. OREHEK             Director                             March 25, 1997
----------------------------------------
             John M. Orehek

        By: /s/ SCOTT B. PERPER             Director                             March 25, 1997
----------------------------------------
            Scott B. Perper

        By: /s/ KARL D. GUELICH             Director                             March 25, 1997
----------------------------------------
            Karl D. Guelich

        By: /s/ MARVIN C. MOSES             Director                             March 25, 1996
----------------------------------------
            Marvin C. Moses

        By: /s/ DANIEL M. DENNIS            Director                             March 25, 1996
----------------------------------------
            Daniel M. Dennis

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                 BALANCE AT    CHARGED TO      CHARGED TO                          BALANCE AT
                                 BEGINNING     COSTS AND     OTHER ACCOUNTS     DEDUCTIONS --        END OF
          DESCRIPTION            OF PERIOD      EXPENSES      -- DESCRIBE         DESCRIBE           PERIOD
-------------------------------  ----------    ----------    --------------     ------------       ----------
Year Ended December 31, 1994:
  Valuation accounts deducted
     from assets:
     Allowance for doubtful
       accounts................   $  1,167       $1,505          $1,948(1)        $ (1,748)(3)      $  2,872
Year Ended December 31, 1995:
  Valuation accounts deducted
     from assets:..............                                  $2,832(1)
     Allowance for doubtful
       accounts................   $  2,872       $9,874          $4,406(2)        $ (9,403)(3)      $ 10,581
Year Ended December 31, 1996:
  Valuation accounts deducted
     from assets:
     Allowance for doubtful
       accounts................   $ 10,581       $9,781          $1,217           $(13,777)(3)      $  7,802

---------------

(1) Reserves associated with business and customer base acquisitions.

(2) Primarily charged against revenue.

(3) Written off, net of recoveries.

                       SECURITIES AND EXCHANGE COMMISSION

                                    EXHIBITS
                                       TO
                                   FORM 10-K

                           MIDCOM COMMUNICATIONS INC.

                           MIDCOM COMMUNICATIONS INC.

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
    NUMBER                         IDENTIFICATION OF EXHIBITS                         PAGINATION
    ------    ---------------------------------------------------------------------  ------------
     10.26    Amended and Restated 1995 Employee Stock Purchase Plan adopted by the
              Board of Directors and the Shareholders on December 9, 1994, as
              amended by the Board of Directors on December 13, 1995, December 18,
              1996 and March 13, 1997. Exhibit replaces identically numbered exhibit to the Company's Registration Statement on Form S-1, file no.
              33-90814.
     11.1     Statement re: computation of net loss per share.
     23.1     Consent of Ernst & Young LLP, Independent Auditors.
     27.1     Financial Data Schedule.