Form 10-K/A
period 1996-12-31
MIDCOM COMMUNICATIONS INC
filed 1997-04-29
CIK 943357

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                                  MIDCOM TOWER
                               1111 THIRD AVENUE
                           SEATTLE, WASHINGTON 98101
                                 (206) 628-8000
  (Address, including zip code, and telephone number, including area code of principal executive offices)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         As of April 28, 1997, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $69,332,410 based on the closing sales price of the Registrant's Common Stock on the Nasdaq National Market.



         As of April 28, 1997, the number of shares of the Registrant's Common Stock outstanding was 15,224,921.




                               Page 1 of 14 Pages

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See "Directors and Executive Officers of the Registrant" under
Item 1 - Part 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, certain officers and persons who own more than ten percent (10%) of the Company's outstanding Common Stock ("Reporting Persons") to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting Persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports.

         To the Company's knowledge, based solely on its review of copies of all such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors were complied with except that Messrs. Moses, Oberlin and Zrno failed to report on a timely basis on Form 4 their purchases of the Company's 8 1/4% Convertible Subordinated Notes due 2003 from the Company, and Messrs. Pfleger, Guelich and Orehek failed to report on a timely basis on Form 4 grants of options received under the Company's Amended and Restated 1993 Stock Option Plan (the "1993 Stock Option Plan").

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table shows compensation paid by the Company for services rendered during its fiscal years ended December 31, 1994, 1995 and 1996 to (a) all individuals serving as the Company's Chief Executive Officer during the fiscal year ended December 31, 1996, (b) the four most highly compensated individuals (other than any individual described under item (a) above) who were serving as executive officers of the Company at December 31, 1996 and whose total annual salary and bonus for the fiscal year ended December 31, 1996 exceeded $100,000; and (c) two additional individuals who would have been included under item (b) above but for the fact that the individual was not serving as an executive officer of the Company at December 31, 1996 (collectively, the "Named Executive Officers").

                       SUMMARY ANNUAL COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                                      ------
                                                                                    SECURITIES
                                          YEAR ENDED                                UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION              DECEMBER 31        SALARY      BONUS      OPTIONS(#)(1)     COMPENSATION(2)
---------------------------              -----------        ------      -----      -------------     ---------------
William H. Oberlin(3)                        1996        $182,531     $   --       1,214,724         $   6,343
    President and Chief
    Executive Officer

Ashok Rao(4)                                 1996         142,143          --             --           154,886
    President and Chief                      1995         292,500          --          3,000             7,830
    Executive Officer                        1994         300,000          --        278,775             3,762

Robert N. Nitschke(5)                        1996         147,270          --         25,000            17,218
    Executive Vice President,                1995          33,987          --         50,000               128
    Operations

Robert J. Chamberlain(6)                     1996          84,344          --         75,000            37,379
    Executive Vice President,
    Chief Financial Officer,
    Treasurer and Asst. Secretary

Jay T. Caldwell(7)                           1996          98,781     81,612              --             3,157
    Senior Vice President,                   1995          97,500          --         15,750             3,207
    Revenue Management                       1994         100,000          --          5,478            17,289


Eric G. Peterson(8)                          1996         118,036          --             --            13,959
    Executive Vice President                 1995         117,000          --          1,000             4,105
    and Treasurer                            1994         118,667          --          1,663             4,521

_______________________

(1) The 1994 amounts include immediately exercisable options granted in March 1995 in lieu of cash bonuses for 1994 to Messrs. Rao, Caldwell and Peterson of 18,375, 1,663 and 1,103 shares of Common Stock, respectively. These options are exercisable at $2.29 per share and expire on the tenth anniversary of the date of grant.

(2) Unless otherwise noted, amounts included under other compensation are for payments under the Company's 401(k) Plan and payments for term life insurance premiums.

(3) Mr. Oberlin joined the Company in May 1996 and was paid during 1996 at an annual rate of $300,000.

(4) Mr. Rao resigned as an officer of the Company in April 1996. Included in other compensation for 1996 are severance payments of $151,015.

(5) Included in other compensation for 1996 is a reimbursement of $13,643 for relocation and moving expenses.

(6) Mr. Chamberlain joined the Company in April 1996 and was paid during 1996 at an annual rate of $120,000. Included in other compensation for 1996 are consulting payments of $34,896.


(7) Mr. Caldwell resigned as an officer of the Company in April 1997. The bonus paid in 1996 for performance in 1995 consisted of a one-time payment in an amount determined by the Company's board of directors, in its discretion. Included in other compensation for 1994 is a reimbursement of $15,000 for relocation and moving expenses.


(8) Mr. Peterson resigned as an officer of the Company in May 1996. Included in other compensation for 1996 are severance payments of $10,000.

STOCK OPTION GRANTS

         The following table sets forth further information regarding grants of options to purchase Common Stock made by the Company pursuant to the Company's 1993 Stock Option Plan during the fiscal year ended December 31, 1996 to each of the Named Executive Officers.

                             OPTION GRANTS IN 1996



                                        PERCENT                                               POTENTIAL REALIZABLE VALUE
                          NUMBER OF    OF TOTAL                                               AT ASSUMED ANNUAL RATES OF
                          SECURITIES     OPTIONS     EXERCISE     MARKET                       STOCK PRICE APPRECIATION
                          UNDERLYING   GRANTED TO   PRICE PER    PRICE ON                           FOR OPTION TERM(4)
                            OPTIONS     EMPLOYEES     SHARE      DATE OF     EXPIRATION    -----------------------------------
NAME                      GRANTED(#)(1)   IN 1996    ($/SH)(2)  GRANT($)(3)     DATE       0%($)         5%($)          10%($)
----                      -------------   -------    ---------  ---------       ----       -----         -----          ------
William H. Oberlin           1,214,724     36.92%     $ 8.00     $ 8.00       05/25/06     $  --      $6,111,467   $15,487,658

Jay T. Caldwell                     --         --         --         --             --        --              --            --

Robert J. Chamberlain            5,000      0.15%       7.00       8.00       04/23/06     5,000          30,156        68,750
                                70,000      2.13%       8.00      14.25       06/07/06   437,500       1,064,822     2,027,258

Robert L. Nitschke              25,000      0.76%      12.00      12.00       10/29/06        --         188,668       478,123

_______________________

(1) Generally under the Company's 1993 Stock Option Plan, twenty percent of the options vest for each full year that the optionee renders services to the Company after the date of grant. The option for the purchase of 5,000 shares granted to Mr. Chamberlain was fully vested at the time of grant. The vesting of options may be accelerated at the discretion of the administrator of the 1993 Stock Option Plan and will accelerate upon the occurrence of certain events resulting in a change in control of the Company. See "- 1993 Stock Option Plan."

(2) The exercise price may be paid by delivery of already owned shares, subject to certain conditions.

(3) The fair market value of the underlying Common Stock on the date of grant is determined by the Board of Directors in accordance with the terms of the 1993 Stock Option Plan.

(4) Potential realizable value is based on the assumption that the fair market value of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. Disclosure of these assumed rates of appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection of future Common Stock prices. The actual value realized may be greater or less than the potential realizable value set forth in the table.

         The following table sets forth certain information as of December 31, 1996 regarding options to purchase Common Stock held as of December 31, 1996 by each of the Named Executive Officers as well as the exercise of such options during the fiscal year ended December 31, 1996. In addition, the following table reports the values for in-the-money options, which values represent the positive spread between the exercise price of such options and the fair market value of the Company's Common Stock as of December 31, 1996.

                        AGGREGATED 1996 YEAR-END OPTIONS

                                                                   NUMBER OF SHARES             VALUE OF UNEXERCISED
                                                                      UNDERLYING                IN-THE-MONEY OPTIONS
                                                               UNEXERCISED OPTIONS AT               AT DECEMBER 31,
                                   SHARES                        DECEMBER 31, 1996(#)                 1996($)(2)
                                 ACQUIRED ON     VALUE           --------------------                ----------
                                 EXERCISE(#)   REALIZED($)    EXERCISABLE UNEXERCISABLE(1)    EXERCISABLE UNEXERCISABLE
                                 -----------   -----------    ----------- ---------------    ------------ -------------
William H. Oberlin                        --    $       --             --     1,214,724        $    --         $607,362
Ashok Rao(3)                         122,535       891,151             --            --             --               --
Robert N. Nitschke                        --            --         10,000        65,000             --               --
Robert J. Chamberlain                     --            --          5,000        70,000          7,500           35,000
Jay T. Caldwell(3)                        --            --         19,928        18,800         59,306           18,506
Eric G. Peterson(3)                   89,163       965,200          1,000            --             --               --

_______________________________

(1) Future ability to exercise is subject to vesting and the optionee remaining employed by the Company.

(2) Calculated on the basis of the closing price of the Company's Common Stock on December 31, 1996, which was $8.50, less the exercise price. There is no guarantee that if and when these options are exercised they will have this value.

(3) Messrs. Rao and Peterson resigned during April and May 1996, respectively. Mr. Caldwell resigned effective April 1997.

DIRECTOR COMPENSATION

         At the time of the Company's initial public offering on July 6, 1995, the 1993 Stock Option Plan provided for the automatic grant of a Nonqualified Option (as defined herein) to purchase 8,750 shares of Common Stock to all non-employee directors of the Company (with certain exclusions that were eliminated as of November 1995) upon their election to the Board of Directors, and an additional option to purchase 4,375 shares of Common Stock each subsequent year, both at a price equal to the fair market value of the Company's Common Stock on the date of grant. Such options vest at a rate of fifty percent (50%) per year and expire ten years after the date of grant. On July 25, 1996, the Board approved an amendment to the 1993 Stock Option Plan to revise the provisions relating to automatic grants of options to purchase shares of the Company's Common Stock to all non-employee directors. Pursuant to the 1993 Stock Option Plan, as amended, non-employee directors are each granted a Nonqualified Option to purchase 50,000 shares of Common Stock upon initial election to the Board of Directors at an exercise price equal to the fair market value of the Common Stock on the date of the grant. Such options vest at a rate of twenty percent (20%) per year and expire ten years after the date of grant. The July 1996 Board action also provided for the grant to each non-employee director then serving on the Board of an option to purchase shares of Common Stock equal to 50,000 minus the number of shares subject to options granted to each non-employee director under the 1993 Stock Option Plan prior to its amendment. The vesting schedule of these additional option grants began on November 9, 1995 with respect to Messrs. Pfleger, Orehek, and Perper and on the date of election to the Board for all other non-employee directors at a rate of twenty percent (20%) per year. These options were granted subject to approval by shareholders of an increase in shares available for purchase under the 1993 Stock Option Plan, which approval was obtained at the annual meeting of the Company's shareholders held in October 1996.

         On March 15, 1996, the Company entered into a consulting agreement with Karl D. Guelich whereby Mr. Guelich assisted the Company with respect to financial matters. The consulting agreement provided for monthly compensation of $20,000. The consulting agreement terminated effective April 30, 1996. Mr. Guelich was paid a total of $35,000 pursuant to this agreement.

         Effective May 1996, the Company entered into consulting agreements with Marvin C. Moses and John M. Zrno pursuant to which Messrs. Moses and Zrno (collectively, the "Consultants") have each agreed to provide consulting services to the Company with respect to (a) identifying and assisting in the negotiation and closing of new business acquisitions, (b) establishing investor and other strategic relations, and (c) advising the Company's Board of Directors on critical strategic financial matters. Under the consulting agreements, the Consultants are to make themselves reasonably available to the Company's Board of Directors and are to devote approximately twenty-five percent of their time and efforts to the Company's affairs. Pursuant to the consulting agreements, the Company is required to pay each of the Consultants a retainer of $8,333 per month. In addition, in connection with the consulting agreements, the Company has granted each of the Consultants Nonqualified Options for the purchase of 253,681 shares of the Company's Common Stock pursuant to and in accordance with the Company's 1993 Stock Option Plan. The options vest ratably over a five-year period, with the first twenty percent (20%) installment vesting in May 1997, and are exercisable for $8.00 per share. The consulting agreements each terminate after a period of five years beginning on June 1, 1996, unless terminated earlier in accordance with the terms thereof. The Company has the right to terminate the consulting agreements at any time for cause, as defined therein. The Company or either of the Consultants may terminate the consulting agreements, or reduce the time required to be devoted to the Company thereunder, at any time upon 30 days prior written notice, in which case the Consultant's retainer and unvested stock options shall be reduced proportionately.

EMPLOYMENT AGREEMENT

         Effective May 1996, the Company entered into an employment agreement with William H. Oberlin, the Company's President and Chief Executive Officer. The agreement provides for a monthly base salary of $25,000 per month as well as certain other compensation, subject to annual review by the Board of Directors. In addition, the agreement requires that, on or before August 30, 1996, the Board of Directors formulate and adopt a bonus plan for the year ending December 31, 1996. See "-- Report of the Compensation Committee on Annual Compensation -- President and Chief Executive Officer Compensation." In connection with entering into the agreement, the Company has granted Mr. Oberlin options to purchase 1,214,724 shares of Common Stock pursuant to the 1993 Stock Option Plan. The options vest ratably over a five-year period, with the first twenty percent (20%) installment vesting in May 1997, and are exercisable for $8.00 per share. In the event that Mr. Oberlin's employment is terminated by the Board of Directors "without cause," or if Mr. Oberlin voluntarily resigns within 180 days of a "change of control" of the Company (as such terms are defined in the agreement), Mr. Oberlin is entitled to two years severance. In the event that Mr. Oberlin's employment is terminated by mutual agreement, or if Mr. Oberlin voluntarily resigns under certain limited circumstances, Mr. Oberlin is entitled to 12 months severance. Severance equals the sum of (i) the annualized base salary at the time of termination, and (ii) either the average annual bonuses for the fiscal years preceding termination or, if no bonuses have been established or paid for such period, the annualized base salary at the time of termination. Severance is payable in equal monthly installments, without interest, commencing on the last day of the month of termination. In the event that Mr. Oberlin is entitled to severance, he will continue to receive medical, life, disability and group term life insurance benefits (or the cash equivalent thereof), and options granted to him under the 1993 Stock Option Plan will continue to vest, during the applicable severance period as if his employment had not been terminated. In the event of Mr. Oberlin's death, vesting of options otherwise vesting over the two-year period following his death will be accelerated. The agreement also contains a non-interference provision pursuant to which Mr. Oberlin has agreed, for a period of six months after the termination of his employment, to preserve the confidentiality of the Company's customer list, to refrain from actively soliciting the Company's customers existing at the date of termination and to refrain from soliciting or hiring the Company's executive or management level employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended December 31, 1996, the Compensation Committee of the Board of Directors consisted of Messrs. Orehek, Perper and Dennis. None of these individuals has served at any time as an officer or employee of the Company.

        From time to time, the Company has engaged in certain transactions with members of the Board of Directors and the Compensation Committee. See "Item 13--Certain Relationships and Related Transactions."


REPORT OF THE COMPENSATION COMMITTEE ON ANNUAL COMPENSATION

         The Compensation Committee is composed entirely of non-employee, outside directors and it reviews and approves executive officer salaries and bonuses upon recommendations made by the President and Chief Executive Officer, and administers certain of the Company's compensation plans. The Compensation Committee believes that compensation of its executive officers should be substantially related to the performance of the Company, with performance to be measured by objective considerations such as revenue growth, earnings before income tax, depreciation and amortization, earnings per share and stock price of the Company, as well as other subjective considerations.

         The compensation package provided to executive officers consists primarily of (i) base salary, (ii) bonus and (iii) long-term incentives in the form of stock options.

         Base Salary. In 1996, it was the goal of the Committee that the combination of base salary and incentive bonus paid to the executive officers of the Company be comparable to cash remuneration paid to executives performing similar duties for companies of comparable size in the telecommunication industry. Although generally available data on the compensation of executive officers in the Pacific Northwest is considered, the experience of the Chief Executive Officer and the members of the Committee and their knowledge of the community and industry practice was the primary basis for this determination.

         Base salaries for executive officers other than the President and Chief Executive Officer are determined annually by the President and Chief Executive Officer, and reviewed by the Committee. In determining salary adjustments for executive officers, the President and Chief Executive Officer and the Committee consider (i) the individual officer's historical performance against corporate and individual goals and the scope of his or her job responsibilities, (ii) personal compensation packages provided to executives performing similar duties for companies of comparable size in the Pacific Northwest, (iii) the rate of inflation, (iv) salary adjustments to be awarded to other executive officers of the Company, and (v) other subjective factors.

         Bonus. Prior to 1996, bonuses were determined annually by the President and Chief Executive Officer, and reviewed by the Committee. Except for a one-time bonus paid to an officer in 1996 (see "-- Executive Compensation -- Summary Annual Compensation Table"), no bonuses were paid in 1995 or 1996 with respect to performance in 1994 or 1995, respectively. On January 10, 1997, the Board of Directors approved the 1997 Executive Bonus Plan (the "Bonus Plan"). The Bonus Plan establishes three factors to be considered by the Compensation Committee to determine the amount of bonuses paid to the executive officers of the Company. These factors are total revenue, gross margin, and total sales, general and administrative expenses as a percentage of total revenue.


         Stock Option Plans. The Compensation Committee is the sole administrator of the 1993 Stock Option Plan. Options to purchase the Company's Common Stock may be granted under the 1993 Stock Option Plan in an effort to align the interest of management with those of shareholders and provide a reward for long-term performance. Historically, options granted by the Company have been granted with an exercise price equal to the market price of the Company's stock on the date of grant. Accordingly, options generally will have value to the holder only if the Company's stock price increases. Outstanding options generally become exercisable at a rate of twenty percent (20%) per year. Options are granted from time to time to executive officers and other management and supervisory personnel based on recommendations of the President and Chief Executive Officer, with the size of grants generally falling within predetermined ranges tied to job grade. At April 28, 1997, shares issuable upon exercise of outstanding options as a percentage of the outstanding shares (assuming options are exercised) of Common Stock was 20%.



        President and Chief Executive Officer Compensation. Pursuant to the employment agreement between the Company and William H. Oberlin, the Company's President and Chief Executive Officer (see "-- Employment Agreement"), entered into at the time of his initial engagement by the Company, Mr. Oberlin is entitled to receive a monthly base salary of $25,000 per month, as well as certain other compensation, subject to annual review by the Board of Directors. In addition, the agreement requires that, on or before August 30, 1996, the Board of Directors formulate and adopt a bonus plan for the year ending December 31, 1996. However, the parties have instead agreed to permit Mr. Oberlin to add an amount equal to his base salary of $175,000 paid in 1996 to the basis used in 1997 or 1998, as Mr. Oberlin may elect, for purposes of calculating his bonus to be paid in 1998 or 1999, as the case may be. The agreement further provides that for each calendar year starting January 1, 1997, the Board of Directors is to establish a bonus formula structured to pay out one hundred percent of Mr. Oberlin's base salary if the Company meets certain quantitative and qualitative targets set forth in its annual business plan, or a greater or lesser percentage of the base salary in proportion to the amount by which the Company exceeds or falls short of such targets. The Board of Directors has not yet established the quantitative and qualitative measurements upon which the 1997 and 1998 bonuses are to be determined.


         Limit on Tax Deduction for Executive Compensation. Beginning in 1994, the federal income tax deduction for certain non-performance based compensation paid to the chief executive officer and the four other most highly compensated officers of publicly held corporations is limited $1 million per officer per fiscal year. The Committee's present intention is to seek to comply with the requirements to permit the compensation paid to the Company's officers to be deductible, unless the Committee feels that required changes would not be in the best interest of the Company or it shareholders.

                                          COMPENSATION COMMITTEE

                                          John M. Orehek
                                          Scott B. Perper
                                          Daniel M. Dennis

1993 STOCK OPTION PLAN

         Pursuant to the 1993 Stock Option Plan, Nonqualified Options are automatically granted to non-employee directors of the Company, with certain exceptions, as described in "Director Compensation" above.

         Pursuant to the 1993 Stock Option Plan, the Company may grant options to purchase shares of Common Stock which are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Code") ("Incentive Options"), or which do not so qualify ("Nonqualified Options"). The Compensation Committee of the Board of Directors is currently the Plan Administrator for the 1993 Stock Option Plan. Incentive Options may be granted to any employee, including employees who are directors, and Nonqualified Options may be granted to such persons as the Plan Administrator shall select, including employees, consultants and directors of the Company. The Plan Administrator determines the terms and conditions of options granted under the 1993 Stock Option Plan, including the exercise price, provided that the exercise price for Incentive Options must be equal to or greater than the fair market value of the Common Stock on the date of grant, and the exercise price of Incentive Options granted to persons who own more than ten percent (10%) of the Common Stock must be equal to or greater than one hundred ten percent (110%) of the fair market value of the Common Stock on the date of grant.

         Unless otherwise provided by the Plan Administrator, options granted under the 1993 Stock Option Plan ("Options") vest at a rate of twenty percent (20%) after the first year and thereafter at twenty percent (20%) per year over a four-year period so that all options are fully vested after five years. Outstanding options vest, at the discretion of the Plan Administrator, upon the occurrence of the liquidation or dissolution of the Company. Options are exercisable for a period of ten years from the date of grant, except that Incentive Options granted to persons who own more than ten percent (10%) of the Common Stock are exercisable only for a period of five years from the date of grant. Options are nontransferable other than by will or the laws of descent and distribution. Notwithstanding a vesting schedule, the 1993 Stock Option Plan provides for the immediate vesting of options upon the occurrence of certain events: (i) the commencement of a tender or exchange offer for Common Stock unless by its terms the offeror would be the beneficial owner of less than 30% of the shares of Common Stock then outstanding, (ii) a merger, consolidation, reorganization or other transaction pursuant to which the persons holding shares of Common Stock immediately prior to the transaction have immediately following the transaction less than 50% of the combined voting power of the outstanding voting equity securities of the surviving entity, (iii) any liquidation or dissolution of the Company or the sale or other disposition of all or substantially all of the assets of the Company or (iv) the accumulation by any person (with certain exceptions) of beneficial ownership of securities of the Company representing 30% or more of the combined voting power power of the then outstanding voting securities of the Company. Under certain circumstances, accelerated vesting could have the effect of delaying, deferring or preventing unfriendly offers or other efforts to obtain control of the Company and could thereby deprive the shareholders of opportunities to receive a premium on their Common Stock and could make removal of incumbent management more difficult. On the other hand, accelerated vesting may induce any person seeking control of the Company or business combination with the Company to negotiate on terms acceptable to the Board of Directors.

         As of March 31, 1997, the Company had reserved for issuance 4,091,745 shares of Common Stock under the 1993 Stock Option Plan subject to adjustment for stock splits and similar changes in the Company's capitalization. As of March 31, 1997, Options to purchase an aggregate of 3,888,234 shares of Common Stock were outstanding under the 1993 Stock Option Plan and a total of 203,421 shares of Common Stock remained available for grant. As of March 31, 1997, outstanding Options were exercisable at prices ranging from $2.29 to $18.50 per share. Shares subject to Options that have lapsed or terminated may again be subject to options granted under the 1993 Stock Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of Midcom's Common Stock, as of April 28, 1997, with respect to (i) each shareholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock; (ii) each director of Midcom; (iii) the Named Executive Officers; and (iv) all current directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                                                  PERCENT OF
                                                       AMOUNT AND NATURE OF       OUTSTANDING
                NAME AND ADDRESS                       BENEFICIAL OWNERSHIP        SHARES(1)
------------------------------------------------      ----------------------      -----------
Black Creek Limited Partnership . . . . . . . . . .       5,703,657(2)                37.4%
(Paul Pfleger)
    1201 Third Avenue
    Suite 5400
    Seattle, WA 98101
Madrona Ridge Limited Partnership . . . . . . . . .       2,178,839(3)                 14.3
(John M. Orehek)
    1201 Third Avenue
    Suite 5400
    Seattle, WA  98101
US Online Communications L.L.C. . . . . . . . . . .       1,666,667(4)                 10.9
    1201 Third Avenue
    Suite 5400
    Seattle, WA 98101
William H. Oberlin  . . . . . . . . . . . . . . . .         431,055(5)                  2.8
Jay T. Caldwell . . . . . . . . . . . . . . . . . .          26,085(6)                    *
Scott B. Perper . . . . . . . . . . . . . . . . . .          23,937(7)                    *
Karl D. Guelich . . . . . . . . . . . . . . . . . .          14,162(8)                    *
John M. Zrno  . . . . . . . . . . . . . . . . . . .          79,130(9)                    *
Marvin C. Moses . . . . . . . . . . . . . . . . . .          68,483(10)                   *
Daniel M. Dennis  . . . . . . . . . . . . . . . . .               0                       *
Robert L. Nitschke  . . . . . . . . . . . . . . . .          10,000(11)                   *
Robert J. Chamberlain . . . . . . . . . . . . . . .          19,000(12)                   *
Eric G. Peterson  . . . . . . . . . . . . . . . . .               0                       *

All Executive Officers and
    Directors as a Group (13 persons)   . . . . . .       6,916,172(13)                 43.2
---------------------------

*        Less than 1%


(1) This table is based upon information supplied by directors, officers and principal shareholders. Percentage of ownership is based on 15,224,921 Common Stock outstanding as of April 28, 1997. Beneficial ownership is determined in accordance with the Rules of the Commission, and includes voting and investment power with respect the shares of Common Stock. Shares of Common Stock subject to options, warrants or other securities which are currently exercisable or exercisable within 60 days of April 28, 1997 as well as shares of Common Stock issuable upon conversion of convertible notes are deemed outstanding when computing the percentage of the person holding such options, but are not deemed outstanding when computing the percentage of any other person. This table assumes that 846,723 shares of Common Stock owned by Ashok Rao and 38,637 shares of Common Stock owned by certain trusts established by Ashok Rao have been redeemed.

(2) Paul Pfleger has sole voting and investment power with respect to 3,993,297 shares by virtue of being the President and sole director of the corporate general partner of this limited partnership. Includes 1,666,667 shares of Common Stock held by US Online Communications L.L.C. (formerly Communications Access L.L.C.) with respect to which Mr. Pfleger shares voting and investment power. See footnote (4) below. Also includes 13,937 shares of Common Stock subject to options exercisable within 60 days of April 28, 1997 and 31,943 shares of Common Stock issuable upon conversion of $450,000 aggregate principal of convertible notes held by Mr. Pfleger. See "Item 13 - Certain Relationships and Related Transactions."

(3) John M. Orehek has sole voting and investment power with respect to 482,676 shares owned by Madrona Ridge Limited Partnership by virtue of being the President and sole director of the corporate general partner of this limited partnership. Includes 1,666,667 shares held by US Online Communications L.L.C. with respect to which Mr. Orehek shares voting and investment power. See footnote (4) below. Also includes 13,937 shares of Common Stock subject to options exercisable within 60 days of April 28, 1997 and 17,746 shares of Common Stock issuable upon conversion of $250,000 aggregate principal of convertible notes held by Mr. Orehek. See "Item 13 - Certain Relationships and Related Transactions."

(4) Mr. Pfleger and Mr. Orehek are managers of US Online Communications L.L.C. and share voting and investment power over the shares held by this entity.

(5) Includes 242,945 shares of Common Stock subject to options exercisable within 60 days of April 28, 1997 and 188,110 shares of Common Stock issuable upon conversion of $2,650,000 aggregate principal of convertible notes which are currently convertible held by a trust established by Mr. Oberlin in which he has a beneficial interest. See "Item 13 - Certain Relationships and Related Transactions."

(6) Includes 26,053 shares of Common Stock subject to options exercisable within 60 days of April 28, 1997.

(7) Scott B. Perper is an officer of First Union Corporation. Does not include 640,484 shares of Common Stock held by First Union Corporation, as to which Mr. Perper disclaims beneficial ownership. Represents 13,937 shares of Common Stock subject to options exercisable within 60 days of April 28, 1997.

(8) Represents 13,937 shares of Common Stock subject to options exercisable within 60 days of April 28, 1997.

(9) Includes 50,737 shares of Common Stock subject to options exercisable within 60 days of April 28, 1997 and 28,393 shares of Common Stock issuable upon conversion of $400,000 aggregate principal of convertible notes held by a trust established by Mr. Zrno in which he has a beneficial interest. See "Item 13 - Certain Relationships and Related Transactions."

(10) Includes 50,737 shares of Common Stock subject to options exercisable within 60 days of April 28, 1997 and 17,746 shares of Common Stock issuable upon conversion of $250,000 aggregate principal of convertible notes held by a trust established by Mr. Moses in which he has a beneficial interest. See "Item 13 - Certain Relationships and Related Transactions."

(11) Represents 10,000 shares of Common Stock subject to options exercisable within 60 days of April 28, 1997.

(12) Represents 19,000 shares of Common Stock subject to options exercisable within 60 days of April 28, 1997.


(13) Includes (i) 474,780 shares of Common Stock subject to options exercisable within 60 days of April 28, 1997 and (ii) 283,938 shares of Common Stock issuable upon conversion of $4,000,000 aggregate principal of convertible notes.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In June 1994, the Company entered into a Senior Subordinated Note and Warrant Agreement with, and completed the sale of $14.8 million principal amount of senior subordinated notes (the "Subordinated Notes") to, First Union Corporation ("First Union"). Following the sale of the Subordinated Notes, Scott B. Perper, a Senior Vice President of First Union, was appointed to serve on the Company's Board of Directors, and he continues to serve in that capacity. The Company paid First Union a loan initiation fee of $375,000 in connection with issuance of the Subordinated Notes. During 1995 the Company paid interest on the Subordinated Notes to First Union in the amount of $782,575. The Company prepaid the Subordinated Notes in full with the proceeds of its initial public offering.

         In connection with the issuance of the Subordinated Notes, the Company also issued warrants to First Union to acquire up to 640,484 of the Company's Common Stock at an exercise price of $.0001 per share. In July 1995, First Union exercised its Warrants for a total of 640,484 shares of Common Stock.
The Company has committed to register the public offer and sale of these shares under the Securities Act under certain circumstances. First Union has certain preemptive rights to purchase additional shares of Common Stock offered by the Company, subject to a number of exceptions. In addition, First Union has certain rights to information concerning the Company until the shares of Common Stock held by it constitute less than one percent of the outstanding Common Stock.

         Paul Pfleger and Ashok Rao, formerly the Company's Chief Executive Officer, President and a director, own 88% and 12%, respectively, of QuestWest Inc. ("QuestWest"), one of two general partners of Quest America L.P., ("Quest LP"). John M. Orehek is the sole limited partner of Quest LP. Messrs. Pfleger, Rao and Orehek are directors and Messrs. Rao and Orehek are officers of QuestWest. QuestWest holds an 84.995% interest in Quest LP, subject to reduction if Quest LP meets certain earnings and sales targets. In December 1993, Quest LP entered into a distribution agreement with the Company pursuant to which Quest LP is entitled to receive commissions on sales for the Company at a rate equal to the most favorable rate provided by the Company to any of its distributors. Quest LP received $66,456 in net commissions on 1994 invoices. Effective March 6, 1995, Messrs. Pfleger, Rao and Orehek granted the Company an option to purchase their entire interests in QuestWest and Quest LP for an exercise price equal to the total amount paid to acquire their respective interests, which then aggregated $823,170. The parties terminated the option effective October 24, 1995.

         In June 1995, Paul Pfleger and Ashok Rao agreed in writing to indemnify and hold the Company harmless from any costs, expenses or other liabilities incurred by the Company in connection with a claim asserted in June 1995 by an affiliate of the co-general partner of Quest LP that he or an affiliated party is entitled to purchase 3% of the Company's outstanding stock for $1 million. The Company believes that no such right exists and that this claim is without merit.

        In June 1994, the Company entered into an employment agreement with Ashok Rao, then the President, Chief Executive Officer and a director of the Company. In April 1996 Mr. Rao resigned from the Company and pursuant to his employment agreement he is entitled to severance payments of $25,000 per month for 24 months from April 1996. In addition, pursuant to the terms of a Shareholders' Agreement, the Company has called for the repurchase of all of the shares of Common Stock owned by Mr. Rao and by certain trusts established by Mr. Rao (the "Rao Shares"). The purchase price has been determined by arbitration to be $6.80/share. The purchase price is payable in 36 equal monthly installments commencing on May 15, 1997 and will bear interest at a rate of 8% per annum from April 18, 1996. Under an agreement between Mr. Rao and Paul Pfleger pursuant to which Mr. Rao purchased the Rao Shares from Mr. Pfleger, Mr. Pfleger is entitled to receive payments aggregating approximately $2.9 million out of the proceeds received by Mr. Rao from the redemption of the Rao Shares.

         In March 1996, the Company entered into a consulting agreement with Karl D. Guelich, which was terminated in April 1996. In May 1996, the Company entered into consulting agreements with Marvin Moses and John Zrno and an employment agreement with Mr. Oberlin. See "Item 11 - Director Compensation" and "Item 11 - Employment Agreement."

         On April 4, 1996, the Company entered into an agreement with Tie Communications, Inc., ("Tie"), appointing Tie as an independent distributor for selling the Company's long distance services. Mr. Moses is a director of Tie. Mr. Pfleger and Mr. Orehek together own 95.2% of Tie. Through June 30, 1996, no commissions have yet been paid to Tie pursuant to this agreement.

         On August 22 and September 6, 1996, the Company sold $97,743,000 aggregate principal amount of 8 1/4% Convertible Subordinated Notes due 2003 (the "Notes") in a private placement (the "Note Placement"). William H. Oberlin, John M. Zrno, Marvin C. Moses, Paul H. Pfleger and John M. Orehek purchased Notes from the Company in the Note Placement and beneficially own $2,650,000, $400,000, $250,000, $450,000 and $250,000 principal amount of
Notes, respectively. Mr. Oberlin is the Company's President and Chief Executive Officer as well as a director. Mr. Zrno is Chairman of the Company's Board of Directors. Mr. Pfleger is Vice Chairman of the Company's Board of Directors. Messrs. Moses and Orehek are directors. The foregoing individuals purchased and own the Notes on the same terms, and subject to the same conditions, applicable to all other holders of the Notes acquired in the Note Placement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MIDCOM COMMUNICATIONS INC.


Dated: April 28, 1997                            By: /s/ ROBERT J. CHAMBERLAIN
                                                    --------------------------
                                                     Robert J. Chamberlain,
                                                     Chief Financial Officer