Form 10-Q
period 1997-03-31
MIDCOM COMMUNICATIONS INC
filed 1997-05-15
CIK 943357

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          _____________________________

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                 For the Quarterly Period Ended March 31, 1997.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at April 30, 1997
            -----                              -----------------------------
Common Stock, $0.0001 par value                          15,225,621





================================================================================

                           MIDCOM COMMUNICATIONS, INC.

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 1997

                               TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements                                                          3

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                     10

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                             15

Item 2.          Changes in Securities                                                         15

Item 6.          Exhibits and Reports on Form 8-K                                              15














--------------------------------------------------------------------------------
                                                                               2

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           MIDCOM COMMUNICATIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                                             March 31, 1997  December 31 1996
-------------------------------------------------------------------------------------------
                                                              (Unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents                                    $  12,247     $  30,962
  Accounts receivable, less allowance for doubtful accounts
     of $6,004 and $7,802, respectively                           17,667        16,969
  Prepaid expenses and other current assets                        1,989         1,548
                                                               ---------     ---------
    Total current assets                                          31,903        49,479

  Property, plant and equipment, net                              19,145        11,045
  Intangible assets, less accumulated amortization
     of $43,991 and $39,532, respectively                         12,063        15,547
  Other assets and deferred charges, net                           4,065         3,852
                                                               ---------     ---------
                                                               $  67,176     $  79,923
                                                               =========     =========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts  payable                                            $   2,689     $   3,179
  Carrier accounts payable                                        19,172        17,143
  Accrued expenses and other current liabilities                   9,976        10,006
  Notes payable                                                    9,680         9,680
  Interest payable                                                 1,008         2,932
  Current portion of long-term obligations                         3,267         3,314
                                                               ---------     ---------

     Total current liabilities                                    45,792        46,254


Long-term obligations, less current portion                      105,826        99,153
Other long-term liabilities                                        3,800         3,800

Shareholders' deficit:
  Common stock                                                    68,974        68,330
  Deferred compensation                                           (1,578)       (1,707)
  Accumulated deficit                                           (155,638)     (135,907)
                                                               ---------     ---------
                                                                 (88,242)      (69,284)
                                                               ---------     ---------
                                                               $  67,176        79,923
                                                               =========     =========



            See notes to condensed consolidated financial statements.






--------------------------------------------------------------------------------
                                                                               3

                           MIDCOM COMMUNICATIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                            Three months ended March 31,
                                                            ----------------------------
(In thousands, except per share data)                           1997         1996
-------------------------------------                         --------     --------
Revenue                                                       $ 24,306     $ 53,055
Cost of revenue                                                 17,977       37,947
                                                              --------     --------
Gross profit                                                     6,329       15,108


Operating expenses:
  Selling, general and administrative                           18,313       16,471
  Depreciation                                                   1,406        1,351
  Amortization                                                   4,317        8,678
  Restructuring charge                                              --        1,620
                                                              --------     --------
                                                                24,036       28,120
                                                              --------     --------

Operating loss                                                 (17,707)     (13,012)

Other expense (income)
  Interest expense, net                                          2,307        1,366
  Other expense (income), net                                     (283)         122
                                                              --------     --------
Loss before provision for income taxes                         (19,731)     (14,500)
Provision for income taxes                                          --           --
                                                              --------     --------
Net loss                                                      $(19,731)    $(14,500)
                                                              --------     --------

Net loss per share                                            $(  1.24)    $(  0.95)
                                                              ========     ========


Weighted average common
  shares outstanding                                            15,852       15,199
                                                              ========     ========




            See notes to condensed consolidated financial statements



--------------------------------------------------------------------------------
                                                                               4

                           MIDCOM COMMUNICATIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                      Three months ended March 31,
                                                      ----------------------------
(In thousands)                                             1997          1996
--------------                                           --------      --------
Net cash used in operating activities                    $(15,326)     $( 3,829)
                                                         --------      --------

Investing activities:
  Purchases of property, plant and equipment               (9,506)         (709)
  Net assets acquired in acquisition                         (238)           --
  Other, net                                                   --             3
                                                         --------      --------
    Net cash used in investing activities                  (9,744)         (706)
                                                         --------      --------
Financing activities:
  Repayment of notes payable                                   --        (3,068)
  Proceeds from long-term obligations                       6,986        17,168
  Repayment of long-term obligations                         (360)      (10,132)
  Deferred financing costs                                   (320)           --
  Proceeds from common stock issued for stock
    purchase plan and stock options                            49            60
                                                         --------      --------
    Net cash provided by financing activities               6,355         4,576
                                                         --------      --------
Net (decrease) increase in cash                           (18,715)        4,576
Cash and cash equivalents at beginning of period           30,962         1,083
                                                         --------      --------
Cash and cash equivalents at end of period               $ 12,247      $  1,124
                                                         ========      ========





            See notes to condensed consolidated financial statements.





--------------------------------------------------------------------------------
                                                                               5

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of MIDCOM Communications Inc. and its wholly-owned subsidiaries, collectively referred to as "Midcom" or the "Company." The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Form 10-K as filed with the Commission on March 31, 1997.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

         The Company incurred operating losses during each of the three years ended December 31, 1996 and, as of March 31, 1997, had an accumulated deficit of $155.6 million. The report of the Company's independent auditors with respect to the Company's Consolidated Financial Statements for the year ended December 31, 1996 states that the Company's recurring operating losses, working capital deficiency and past credit facility defaults raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

2.       BUSINESS COMBINATIONS

         In connection with acquisitions of smaller providers of telecommunications services in 1995, the Company has an obligation to issue or release from escrow up to a maximum of 151,675 additional shares of its common stock upon the satisfaction of certain contingencies. Such contingencies include maintenance of specified revenue levels for the acquired customer base and satisfaction of general representations and warranties.

         In accordance with applicable accounting standards, the common stock or other consideration payable under the contingency arrangements has not been included in the determination of purchase price, nor have the shares been considered outstanding for purposes of earnings per share calculations. Additional consideration will be recorded when the outcome of the contingency is determined.

         The Company is also obligated to issue additional shares of its common stock in the event that the market price of such stock, when the shares become registerable, is less than the price at the acquisition dates. Based on a closing stock price of $7.25 as of April 30, 1997 for the Company's common stock, approximately 399,228 additional shares would be issuable as a result of these obligations.

3.       RESTRUCTURING CHARGES

         In April 1997, the Company announced that it will begin to transition its Seattle-based corporate headquarters to Southfield, Michigan, with expected completion in early fall 1997. Corporate support functions currently located in Seattle include human resources, legal, finance and information services. Of


--------------------------------------------------------------------------------

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


the Company's total employee base of 684 on April 30, 1997, the relocation plan will affect approximately 130 employees. The Company expects to record a restructuring charge during the second quarter of 1997 which will include the estimated cost of severance and relocation, net of the anticipated benefit of subleasing its Seattle office space.

         In March 1996, the Company made announcements regarding changes in senior management and the restructuring of its operations in order to reduce expenses to the level of available capital. These actions included the layoff of certain employees and contractors and the closure of 6 sales offices. As a result, the Company recorded a charge of $1.6 million during the first quarter of 1996, the components of which relate primarily to severance and lease cancellation charges. Included in the first quarter restructuring charge is approximately $0.4 million relating to the extension of the time period to
exercise outstanding stock options.   As of March 31, 1997, $0.6 million of
this restructuring charge remained in accrued liabilities.

4.       NET LOSS PER SHARE

         Net loss per share is based on the weighted average number of common and equivalent shares outstanding using the treasury stock method. Common stock equivalents are excluded from the calculation of net loss per share due to their antidilutive effect.

5.       DISPUTES AND LITIGATION

         CLASS ACTION LAWSUIT. The Company, its Vice Chairman of the Board of Directors and largest shareholder, the Company's former President, Chief Executive Officer and Director and the Company's former Chief Financial Officer were named as defendants in a securities action filed in the U.S. District Court for the Western District of Washington (the "Complaint"). The Complaint was filed on behalf of a class of purchasers of the Company's Common Stock during the period beginning on July 6, 1995, the date of the Company's initial public offering, and ending on March 4, 1996 (the "Class Period"). In April 1997, the Board of Directors of the Company unanimously approved the terms of a settlement of all claims against the Company and all of the individual defendants. The settlement, which is subject to Court approval and which admits no liability or fault, provides for the payment of $1.0 million in cash and the issuance of approximately 420,000 shares of the Company's common stock, subject to adjustments depending upon the fair market value of the stock on the date that the settlement is approved by the Court.

         SEC INVESTIGATION. The Company was informed in May 1996 that the Commission was conducting an informal inquiry regarding the Company. In May 1997 the Company learned that a formal order of investigation had been entered by the Commission. While the Company has not been provided a copy of this order, the Company believes that the focus of the investigation is on (i) the accuracy of disclosures in certain documents filed by the Company with the Commission; (ii) whether the Company had maintained adequate books and records and had adequate internal controls; and (iii) whether records had been falsified. While the Commission has not indicated its intent to limit the scope of its investigation, the Company believes that the investigation is focused on time periods prior to May 1996. The Company has voluntarily provided documents requested by the Commission, and has cooperated with the Commission in scheduling interviews with certain current and former Company personnel. The Company is unable to predict the ultimate outcome of the investigation. The Company and certain of its current and/or former employees could be subject to civil or criminal sanctions including monetary penalties and injunctive measures. If imposed on the Company, such penalties and injunctive measures could have a material adverse effect on the Company's business, financial condition and results of operation.

         FRONTIER LAWSUITS. On August 19, 1996 the Company was served with a complaint filed in the U.S. District Court for the Eastern District of Michigan by Frontier Corporation ("Frontier"). The complaint named as defendants the Company and eleven individuals, all of whom are former employees of Frontier who




--------------------------------------------------------------------------------
                                                                               7

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



resigned their positions with Frontier. Frontier has recently agreed to dismiss all of the individual defendants in the case except William H.
Oberlin, the Company's President and CEO, and it dropped certain of its causes of action against Midcom. The surviving claims are that: (i) Mr. Oberlin breached fiduciary duties as a former employee and officer of Frontier and breached obligations under an employment agreement with Frontier, (ii) Midcom is in violation of a non-disclosure agreement between Frontier and Midcom by virtue of its alleged use of confidential information of Frontier obtained through employees hired from Frontier and otherwise; (iii) Midcom aided and abetted Mr. Oberlin's alleged breaches of fiduciary duties and (iv) Midcom and Mr. Oberlin tortuously interfered in Frontier's contractual relationships with various Frontier employees and contractors. The complaint seeks: (i) that the defendants be preliminarily and permanently enjoined from breaching their respective agreements with Frontier; (ii) that Midcom be enjoined from aiding and abetting certain alleged breaches of fiduciary duties; (iii) an order that Midcom hold all profits which it earns as a result of its hiring of the individual defendants and other Frontier employees as constructive trustees for the benefit of Frontier; (iv) an accounting of all profits realized by Midcom as a result of its hiring of the defendants and other Frontier employees; (v) a declaratory judgment on its various claims; (vi) damages in an unspecified amount; (vii) Frontier's costs, including reasonable attorney's fees, incurred in bringing the action; and (viii) other appropriate relief. The Company intends to continue to defend this action and is seeking dismissal of the remaining claims.

         An affiliate of Frontier has also filed a complaint in the same U.S. Federal District Court claiming $515,000 for unpaid amounts under a supply agreement. The Company believes this claim to be without substantial merit and is vigorously defending it.

         CHERRY COMMUNICATIONS LAWSUIT. In September and December 1995, the Company acquired two significant customer bases from Cherry Communications.
The first transaction ("Cherry I") provided for the purchase of long distance customer accounts having monthly revenue for the three months preceding the date of closing of $2.0 million, net of taxes, customer credits and bad debt. The second transaction ("Cherry II") provided for the purchase of long distance customer accounts having monthly revenue which were to average $2.0 million per month over the 12 months following the transaction, net of taxes, customer credits and bad debt. The purchase price payable with respect to Cherry I was a total of $10.5 million, of which $5.5 million was paid in cash and the balance was paid by the delivery of 317,460 shares of Common Stock (subject to a possible increase in such number based on the future value of the Common Stock), of which 126,984 shares are held in escrow to be applied to indemnify claims or to cover shortfalls in revenue from the $2.0 million monthly average. The purchase price for Cherry II was $18.0 million, of which $7.0 million has been paid in cash. Additional installments of $3.4 million were due in February, March and April of 1996, of which $400,000 of each installment was to be placed in an escrow account for satisfaction of indemnity claims or to cover shortfalls in revenue from the $2.0 million monthly average. The parties later agreed that the Company could pay up to $9.0 million of the Cherry II payments either in cash or by delivery of shares of Common Stock. Separately, the Company also agreed to pay Cherry Communications for servicing customer accounts on behalf of the Company. The acquired customer bases have not generated the required minimum revenue levels and Cherry Communications has failed to remit to the Company collections received by Cherry Communications from a portion of the acquired customers. Accordingly, the Company has withheld the final three installment payments for Cherry II (a total of $9.0 million excluding escrowed sums), payment of invoices for carrier service for the acquired bases (up to $11.0 million) and accrued customer service charges of $840,000. Negotiations between Cherry Communications and the Company failed to produce a settlement of these disputes.

         Cherry Communications filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division. In its First Amended Complaint filed on July 18, 1996, Cherry Communications seeks recovery of (i) approximately $7.2 million plus interest and attorneys' fees alleged to




--------------------------------------------------------------------------------
                                                                               8

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



be due and owing under a Rebiller/Reseller Agreement for Switched Services between Cherry Communications and the Company, (ii) approximately $9.0 million plus interest and attorney's fees alleged to be due and owing under the Purchase Agreement relating to Cherry II and a Promissory Note executed in connection with that purchase agreement, (iii) customer service charges of $840,000. It is the position of the Company that Cherry Communications has breached its obligations under the purchase agreements relating to Cherry I and Cherry II by among other breaches (i) failing to sell Midcom customer bases having the average monthly revenues required by the customer base agreements, and (ii) failing to remit to Midcom monies collected from the customer bases. It is also the position of the Company that, as a result of Cherry Communication's breaches of such purchase agreements, the Company has offsets and counterclaims against Cherry Communications in excess of the sums it has withheld from Cherry Communications. The Company is attempting to negotiate a resolution of the disputes. In the event that a settlement is not reached, the Company intends to vigorously defend the lawsuit filed by Cherry Communications. However, the Company is unable to predict the outcome of this lawsuit. As a result of this litigation, as of September 1, 1996, the Company discontinued booking revenue generated by the customer bases acquired from Cherry Communications.

         OTHER LITIGATION. The Company is also party to other routine litigation incidental to its business and to which its property is subject.
The Company's management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.














--------------------------------------------------------------------------------
                                                                               9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND THE PRIVATE SECURITIES LITIGATION REFORM ACT

         Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning anticipated growth in sales and profitability; deployment of a network of high capacity local and long distance switching facilities; introduction of local and other additional telecommunications services; geographic expansion; increases in sales, customer service and other personnel; improvements in customer service; sales through new sales channels; adequacy of available sources of working capital to implement strategies; and expectations for growth in the telecommunications industry. Relevant risks and uncertainties include, but are not limited to, unanticipated actions by competitors, regulatory or other obstacles which restrict the Company's ability to implement local or other services, greater than expected costs to open new offices, install switching equipment or execute other aspects of the Company's growth strategy, greater than expected declines in sales, inability to hire and retain key personnel, unfavorable determinations of pending lawsuits or other disputes, inability to secure additional sources of working capital if and when needed, inability to manage growth or integrate acquired operations and regulatory changes. Additional risks and uncertainties include those described in the Company's Form 10-K and other filings with the Commission, press releases and other communications.

RESULTS OF OPERATIONS

                                                           Three months ended
                                                  ----------------------------------------
     (In millions)                                Mar 31, 1997  Dec 31, 1996  Mar 31, 1996
     -------------------------------------------------------------------------------------
     Revenue                                        $   24.3      $   24.2      $   53.1
     Gross profit                                        6.3           6.1          15.1
     Selling, general and administrative                18.3          17.0          16.5
     Depreciation and amortization                       5.7           6.5          10.0
     Operating loss                                    (17.7)        (17.4)        (13.0)
     Net loss                                       $(  19.7)     $(  19.9)     $(  14.5)
     Net loss per share                             $(  1.24)     $(  1.26)     $(  0.95)
     -------------------------------------------------------------------------------------


         REVENUE.   Revenue for the quarter ended March 31, 1997 decreased by
54.2% from $53.1 million in the first quarter of 1996 to $24.3 million. The decrease is attributable to customer attrition in acquired customer bases and loss of revenue from a customer base which is the subject of a dispute. Revenue increased in the quarter compared to the $24.2 reported for the fourth quarter of 1996. The Company expects that quarterly revenue will continue to increase due to sales generated by its direct sales force.

         GROSS MARGIN.   The Company's cost of revenue consists of the cost of
service provided by local and interexchange carriers. Gross margin was 26.0% and 28.5% for the quarters ended March 31, 1997 and 1996, respectively. The decline in gross margin from the first quarter of 1996 is the result of changes in the mix of customers, and an increase in fixed costs as a percentage of overall costs due to the decline in







--------------------------------------------------------------------------------
                                                                              10
revenue. These factors were offset in part by negotiation of price reductions with some of the Company's major suppliers, the full impact of which is not yet fully reflected in results of operations. Gross margin improved from 25.1% for the quarter ended December 31, 1996 due to the price reductions obtained from the Company's major suppliers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of payroll and related expenses for administrative, customer support and marketing personnel, compensation costs for direct sales personnel, commissions and bad debt expense. Selling, general and administrative expenses increased to $18.3 million for the quarter ended March 31, 1997 compared to $16.5 million for the same period in 1996 and $17.0 million for the quarter ended December 31, 1996. The increase is due to several factors, including an increase in payroll, travel and entertainment, commissions and other expenses related to the hiring of additional personnel, primarily to expand the sales departments. These increases were offset by decreases in billing fees and bad debt expense. The Company employed 666 and 387 persons on a full-time basis as of March 31, 1997 and 1996, respectively.

         DEPRECIATION. Depreciation expense remained relatively constant at $1.4. The Company is currently installing six state-of- the-art high capacity switches at an estimated aggregate cost of $15.0 million. The Company expects that, as a result of the deployment of its switches, depreciation expense will increase.

         AMORTIZATION. Amortization expense decreased to $4.3 million for the quarter ended March 31, 1997 from $8.7 million in 1996. The decrease is due to the write-down of customer bases in June 1996 due to an impairment loss and certain other customer bases becoming fully amortized. The Company expects that as a result of these factors, amortization expense will decrease.

         RESTRUCTURING CHARGES.   In April 1997, the Company announced that it
will begin to transition its Seattle-based corporate headquarters to Southfield, Michigan, with expected completion in early Fall 1997. Corporate support functions located in Seattle include human resources, legal, finance and information services. Of the Company's total employee base of 684 at April 30,1997, the relocation plan will affect approximately 130 employees. The Company expects to record a restructuring charge during the second quarter of 1997 which will include the estimated cost of severance and relocation, net of the anticipated benefit of subleasing its Seattle office space.

         In March 1996, the Company made announcements regarding changes in senior management and the restructuring of its operations in order to reduce expenses. These actions included the layoff of certain employees and contractors and the closure of 6 sales offices. As a result, the Company recorded a charge of $1.6 million during the first quarter of 1996, the major components of which relate to severance and lease cancellation charges. As of March 31, 1997, $0.6 million of this restructuring charge remained in accrued liabilities to cover payments to be made in the future.

         OTHER EXPENSES. Interest expense increased over 1996 primarily due to an increase in average borrowings outstanding. At March 31, 1997, December 31, 1996 and March 31, 1996, the Company had outstanding interest-bearing obligations of $118.8 million, $112.1 million and $62.1 million, respectively.

         INCOME TAXES. The Company has incurred losses for all periods presented. No tax benefit has been recorded with respect to these losses due to the uncertainty as to the utilization of Company's net operating loss carryforward.

         NET LOSS. The substantial increase in net loss for the quarter ended March 31, 1997 period over the corresponding period in 1996 is attributable to the declines in revenue and gross margin, as well as increases in operating expenses.



--------------------------------------------------------------------------------
                                                                              11

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced significant losses since its inception, with net losses of approximately $19.7 million, $97.3 million and $33.4 million for the quarter ended March 31, 1997 and for the years ended December 31, 1996, and 1995, respectively. As a result of these losses, the billing and collection cycle with its customers, prior acquisition strategy and other factors, the Company has required substantial external working capital. Given the Company's billing and collection cycle with its customers and the timing of its payments to its suppliers, the Company generally pays its suppliers from thirty to forty-five days prior to the time it is paid by its customers for the same services. The Company has financed its growth with the proceeds from its July 1995 initial public offering, bank borrowings, subordinated debt, capital leases, cash flow from operations, and the issuance of Common Stock and assumption of indebtedness in connection with acquisitions of businesses and customer bases.

         The Company's cash and cash equivalents balance were $12.2 million at March 31, 1997 versus $31.0 million at December 31, 1996. During the three months ended March 31, 1997, the Company used $15.3 million of cash in operations compared to $3.8 million during the same period in 1996. In February 1997, the Company made a $3.9 million interest payment in connection with the convertible subordinated notes payable. During 1997 and 1996, the Company experienced significant operating losses which resulted in a use of cash in operating activities.

         The Company invested $9.5 million for furniture, equipment and leasehold improvements during the first three months of 1997, compared to $0.7 million for the same period of 1996. The increase is due primarily to expenditures related to the purchase and installation of the high-capacity switches. During 1997, the Company used $0.2 million related to a prior acquisition.

         During the first three months of 1997, the Company received $6.9 million in proceeds from long-term obligations, which is primarily comprised of accrued lease liabilities associated with the acquisition of the switches. During the first three months of 1997, the Company received $49,000 in proceeds in connection with the exercise of stock options, compared to $0.6 million received in connection with the exercise of stock options during the same period in 1996.

         In August and September of 1996, the Company completed a private placement (the "Private Placement") of $97.7 million in aggregate principal amount of 8-1/4% Convertible Subordinated Notes due 2003 (the "Notes"). The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, certain "accredited investors" pursuant to Regulation D under the Securities Act and certain non-U.S. person pursuant to Regulation S under the Securities Act.

         Interest on the Notes is due semi-annually, on February 15 and August 15 of each year, commencing February 15, 1997, in the aggregate amount of approximately $4.0 million per payment. Interest payments will adversely affect the Company's liquidity. On February 15, 1997, the Company made an interest payment in the aggregate amount of $3.9 million. In addition, in the event of a "change of control" of the Company, as defined in the indenture pursuant to which the Notes were issued (the "Indenture"), holders of the Notes have the right to require the Company to repurchase the Notes in whole or in part at a repurchase price equal to 101% of the principal amount thereof, plus accrued interest, if any, to the date of repurchase. If the Company is required to repurchase the Notes upon a change of control, payment of the repurchase price could have a material adverse effect on the Company's liquidity, results of operation and financial condition. Also, if the Company is in default under the Indenture, holders of the Notes have the right to demand immediate repayment of the Notes. If the Company were required to repay the Notes upon default, such repayment could have a material adverse effect on the Company's liquidity, results of operation and financial condition.

         In connection with the April 1996 resignation of Ashok Rao, the Company's former President and Chief Executive Officer, in April 1997, the Company redeemed 885,360 shares of Common Stock held by Mr. Rao and certain trusts established by him at a price of $6.80 (plus interest at 8% from April
1996),



--------------------------------------------------------------------------------
                                                                              12
to be paid ratably over a period of 36 months, beginning May 1997. The Company's election to redeem such shares of Common Stock will adversely affect the Company's liquidity. In addition, the unpaid balance of a promissory note delivered to Cherry Communications in connection with the acquisitions of two customer bases is approximately $10.2 million, of which $9.0 million may be paid in cash or by delivery of Common Stock, as the Company may elect, and the remaining $1.2 million is subject to certain hold-back arrangements. The acquired customer bases have not generated required minimum revenue levels and Cherry Communications has failed to remit to the Company collections received by Cherry Communications from a portion of the acquired customers.
Accordingly, the Company has withheld the final three installment payments for the second of the two acquisitions, payment of invoices for carrier services for the acquired bases (up to $11.4 million) and accrued customer service charges of $0.8 million. Negotiations between Cherry Communications and the Company failed to produce a settlement of these disputes which are now the subject of litigation. As of September 1, 1996, the Company discontinued booking revenue generated by the customer bases acquired from Cherry Communications. See "Note 5 -- Disputes and Litigation" in Item 1 of Part I above.

         The Company's available sources of working capital at April 30, 1997 consisted of cash flow from operations and approximately $10.3 million in cash and short-term, investment grade, interest-bearing securities, which funds represented the remaining net proceeds from the Private Placement. The report of the Company's independent auditors with respect to the Company's 1996 Consolidated Financial Statements states that the Company's recurring operating losses and shareholders' deficit raise substantial doubt about the Company's ability to continue as a going concern. Similar going concern disclosure was included in the report of the Company's independent auditors with respect to the Company's 1995 Consolidated Financial Statements. The Consolidated Financial Statements included with this Report have been prepared assuming the Company would continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

         In February 1997, the Company entered into a new revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") which will permit borrowings of up to $30.0 million subject to a borrowing base limitation of 85% of eligible billed and 75% of eligible unbilled receivables. Borrowings under this facility will bear interest at a prime rate, plus one percent, and will be secured by substantially all of the assets of the Company. Under the terms of the Foothill Credit Facility, the Company is required to maintain minimum levels of adjusted net worth and is subject to a number of negative covenants which place limitations on, among other things, capital expenditures, investments and additional debt. Other covenants preclude payment of cash dividends and require the Company to obtain the lenders' consent prior to making any acquisitions. Borrowings under the Foothill Credit Facility will not be available until satisfaction of a number of conditions precedent, consisting primarily of final documentation of security arrangements, which is expected to occur by the end of May 1997. In addition, in February 1997 the Company entered into a lease facility under which approximately $13.0 million is available for purchases of capital equipment, which the Company expects to use primarily to finance the purchase of its high capacity switching equipment.

         As of April 30, 1997, the Company estimated that it will require between $40.0 million and $50.0 million in order to fund operating losses, working capital requirements and capital expenditures during the remainder of 1997. Assuming borrowings become and remain available under the Foothill Credit Facility and the Company achieves anticipated revenue growth, the Company believes that the remaining proceeds from the Private Placement together with funds available under the Foothill Credit Facility, leasing facilities and cash flow from operations will be sufficient to fund the Company's expected working capital requirements. However, the exact amount and timing of these working capital requirements and the Company's ability to continue as a going concern will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's suppliers and the timing of capital expenditures. Furthermore, there can be no assurance that borrowings




--------------------------------------------------------------------------------
                                                                              13
under the Foothill Credit Facility will become and remain available or that this facility together with the Company's other anticipated sources of working capital will be sufficient to implement the Company's operating strategy or meet the Company's other working capital requirements. If (i) the Company experiences greater than anticipated capital requirements, (ii) the Company is determined to be liable for, or otherwise agrees to settle or compromise, any material claim against it, (iii) the Company is unable to make future borrowings under any of its credit facilities for any reason, (iv) the implementation of the Company's operating strategy fails to produce the anticipated revenue growth and cash flows or (v) additional working capital is required for any other reason, the Company will be required to refinance all or a portion of its existing debt, sell assets, curtail operations or obtain additional equity or debt financing. There can be no assurance that any such refinancing or asset sales would be possible or that the Company would be able to obtain additional equity or debt financing, if and when needed, on terms that the Company finds acceptable. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as the holders of the Notes. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it will be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. There can be no assurance that the Company would be able to reduce expenses or successfully complete other steps necessary to continue as a going concern.
Such events would materially and adversely affect the value of the Company's debt and equity securities.

ADOPTION OF  ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no expected impact on primary earnings per share. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.













--------------------------------------------------------------------------------

PART II.         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

         See the information contained in "Note 5 -- Disputes and Litigation" in Item 1 of Part I above which information is, by this reference, incorporated herein.

ITEM 2.          CHANGES IN SECURITIES

         On January 27 1997, the Company issued to the assignee of Communications Services of America, Inc. 10,522 shares of common stock valued at $10.38 per share, and in April 1997, the Company issued an additional 18,536 additional shares to compensate for the decrease in value of the common stock since the closing of the acquisition. The Company believes that the issuance of these shares was exempt from registration by virtue of Section
4(2) of the Securities Act as a transaction not involving a public offering. The Company has committed to register these shares under the Securities Act under certain circumstances.

         On January 22, 1997, the Company issued to the shareholders of Fairfield Counting Telephone Corporation ("Fairfield") 38,711 shares of common stock valued at $10.25, and in April 1997 the Company issued an additional 59,631 shares to compensate for the decrease in value of the common stock since the closing of the acquisition. The Company believes that the issuance of these shares was exempt from registration by virtue of Section 4(2) of the Securities Act as a transaction not involving a public offering. The Company has committed to register these shares under the Securities Act under certain circumstances.

         In January 1997, the Company issued to Richard John 9,457 shares of common stock valued at $9.38 per share in connection with the acquisition of Cel-Tech International Corp. The Company believes that the issuance of these shares was exempt from registration by virtue of Section 4(2) of the Securities Act as a transaction not involving a public offering. The Company has committed to register these shares under the Securities Act under certain circumstances.

         In connection with the Comdisco Master Lease Agreement dated January 15, 1997, the Company issued a warrant to purchase 117,000 shares the Company's common stock at an exercise price of $10.00 per share. The Company believes that the issuance of this warrant is exempt from registration by virtue of Section 4(2) of the Securities Act as a transaction not involving a public offering. The Company has committed to register the shares issuable upon exercise of the warrant under the Securities Act under certain circumstances.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number
(Referenced to Item
601 of Registration
S-K)*                 Exhibit Description
-------------------   -------------------
10.1                  Network Products Purchase Agreement dated February 3,
                      1997 between the Company and Northern Telecom Inc.

10.2 Master Lease Agreement dated January 15, 1997 between the Company and Comdisco, Inc. (the "Comdisco Master Lease Agreement").

10.3 Form of Assignment and Delegation Contract among the Company, Northern Telecom Inc. and Comdisco, Inc. with respect to Schedules No. 2 through 7 to the Comdisco Master Lease Agreement.

10.4                  Warrant dated March 13, 1997 issued by the Company to
                      Comdisco, Inc.









--------------------------------------------------------------------------------
                                                                              15

10.5 Master Forbearance Agreement between the Company, PacNet Inc. and KeyBank National Association.

10.6 Settlement Agreement and Release dated March 1, 1997 between the Company, numerous other named defendants and Richard E. John.

10.7 Revised Registration Rights Agreement dated March 18, 1997 between the Company and Richard E. John.

10.8 Resale Solutions Switched Services Agreement signed February 11, 1997 between Sprint Communications Company L.P. and the Company. Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Comission.

10.9 DS-1 Private Line Agreement effective September 1, 1996 between Sprint Communications Company L.P and the Company. Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission.

10.10 Loan and Security Agreement dated as of February 27, 1997 by and among the Company Adval, Inc., Adval Data Corporation, Advanced Network Design, Cel-Tech International Corp., PacNet Inc. and Foothill Capital Corporation.

10.11 Pledge Agreement dated as of February 27, 1997 by and among the Company, Adval, Inc., Adval Data Corporation, Advanced Network Design, Cel-Tech International Corp., PacNet Inc. and Foothill Capital Corporation.

10.12 Trademark Security Agreement dated as of February 27, 1997 by and among the Company Adval, Inc., Adval Data Corporation, Advanced Network Design, Cel-Tech International Corp., PacNet Inc. and Foothill Capital Corporation.

10.13 Suretyship Agreement dated as of March 14, 1997, by and among the Company, Adval, Inc., Adval Data Corporation, Advanced Network Design, Cel-Tech International Corp., PacNet Inc. and Foothill Capital Corporation.


 11.1                 Statement re: computation of net loss per share.

 27.1                 Financial Data Schedule.

(b)  Reports on Form 8-K

                 None.

 ---------

 * Unless otherwise indicated, exhibit is filed herewith.






--------------------------------------------------------------------------------
                                                                              16

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            MIDCOM Communications Inc.
                                           (Registrant)

                                           /s/   ROBERT J. CHAMBERLAIN
                                           -----------------------------------
Date:  May 12, 1997                              Robert J. Chamberlain
                                                 Executive Vice President &
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)












--------------------------------------------------------------------------------
                                                                              17

                           MIDCOM COMMUNICATIONS INC.

                               INDEX TO EXHIBITS


    EXHIBIT
    NUMBER
(REFERENCED TO
  ITEM 601 OF                                        EXHIBIT
REGULATION S-K)                                    DESCRIPTION
---------------                                    -----------
10.1                  Network Products Purchase Agreement dated February 3, 1997 between the Company and Northern Telecom Inc.

10.2                  Master Lease Agreement dated January 15, 1997 between the Company and Comdisco, Inc. (the "Comdisco
                      Master Lease Agreement").

10.3                  Form of Assignment and Delegation Contract among the Company, Northern Telecom Inc. and Comdisco, Inc.
                      with respect to Schedules No. 2 through 7 to the Comdisco Master Lease Agreement.

10.4                  Warrant dated March 13, 1997 issued by the Company to Comdisco, Inc.

10.5                  Master Forbearance Agreement between the Company, PacNet Inc. and KeyBank National Association.

10.6                  Settlement Agreement and Release dated March 1, 1997 between the Company, numerous other named defendants and Richard E. John.

10.7                  Revised Registration Rights Agreement dated March 18, 1997 between the Company and Richard E. John.

10.8                  Resale Solutions Switched Services Agreement signed February 11, 1997 between Sprint Communications
                      Company L.P. and the Company.  Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment.  The omitted portions have been separately filed with the
                      Comission.

10.9                  DS-1 Private Line Agreement effective September 1, 1996 between Sprint Communications Company L.P and the Company. Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment.  The omitted portions have been separately filed with the Commission.

10.10                 Loan and Security Agreement dated as of February 27, 1997 by and among the Company Adval, Inc., Adval
                      Data Corporation, Advanced Network Design, Cel-Tech International Corp., PacNet Inc. and Foothill
                      Capital Corporation.

10.11                 Pledge Agreement dated as of February 27, 1997 by and among the Company, Adval, Inc., Adval Data
                      Corporation, Advanced Network Design, Cel-Tech International Corp., PacNet Inc. and Foothill Capital
                      Corporation.

10.12                 Trademark Security Agreement dated as of February 27, 1997 by and among the Company Adval, Inc., Adval
                      Data Corporation, Advanced Network Design, Cel-Tech International Corp., PacNet Inc. and Foothill Capital
                      Corporation.




--------------------------------------------------------------------------------

10.13                 Suretyship Agreement dated as of March 14, 1997, by and among the Company, Adval, Inc., Adval Data
                      Corporation, Advanced Network Design, Cel-Tech International Corp., PacNet Inc. and Foothill
                      Capital Corporation.

11.1                  Statement re: computation of net loss per share.

 27.1                 Financial Data Schedule.

















--------------------------------------------------------------------------------
                                                                              19