Form 10-Q
period 1997-06-30
MIDCOM COMMUNICATIONS INC
filed 1997-08-14
CIK 943357

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 1997.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at July 31, 1997
      ----------------------------               ----------------------------
     Common Stock, $0.0001 par value                   15,101,436

                               Page 1 of    pages.
                            Exhibit Index at Page 20.
================================================================================

                           MIDCOM COMMUNICATIONS INC.

                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 1997

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements                                           3

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     12

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                             17

Item 5.        Other Information                                             17

Item 6.        Exhibits and Reports on Form 8-K                              17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MIDCOM COMMUNICATIONS INC.

                         CONDENSED CONSOLIDATED BALANCE


                                                     June 30,   December 31,
(In thousands)                                         1997         1996
                                                    ---------   ------------
                                                   (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                         $     573    $  30,962
  Accounts receivable, less allowance for
    doubtful accounts of $5,658 and $7,802,
    respectively                                       17,762       16,969
  Prepaid expenses and other current assets             1,493        1,548
                                                    ---------    ---------
      Total current assets                             19,828       49,479

Furniture, equipment and leasehold
  improvements, net                                    19,078       11,045
Intangible assets, less accumulated
  amortization of $48,274 and $39,532                   8,331       15,547
Other assets and deferred charges, net                  3,851        3,852
                                                    ---------    ---------
                                                    $  51,088    $  79,923
                                                    =========    =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Notes payable                                     $  12,732    $   9,680
  Current portion of long-term obligations              3,017        3,314
  Accounts payable                                      4,675        3,179
  Carrier accounts payable                             22,382       17,143
  Accrued expenses and other current liabilities       12,342       10,006
  Interest payable                                      3,087        2,932
                                                    ---------    ---------
      Total current liabilities                        58,235       46,254

Long-term obligations, less current portion           109,372       99,153
Other long-term liabilities                             3,800        3,800

Shareholders' deficit:
  Common stock                                         62,997       68,330
  Deferred compensation                                (1,449)      (1,707)
  Accumulated deficit                                (181,867)    (135,907)
                                                    ---------    ---------
      Total shareholders' deficit                    (120,319)     (69,284)
                                                    ---------    ---------
                                                    $  51,088    $  79,923
                                                    =========    =========

           See notes to condensed consolidated financial statements.

                           MIDCOM COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                 Three months ended              Six months ended
                                                       June 30,                       June 30,
                                               -------------------------------------------------------
(In thousands, except per share data)            1997           1996            1997            1996
------------------------------------------------------------------------------------------------------
Revenue                                       $ 25,113         $40,805         $49,419         $93,860
Cost of revenue                                 18,246          29,589          36,223          67,536
                                              --------------------------------------------------------
Gross profit                                     6,867          11,216          13,196          26,324

Operating expenses:
  Selling, general and administrative           22,522          15,843          40,835          32,314
  Depreciation                                   1,379           1,323           2,785           2,674
  Amortization                                   4,283           7,858           8,600          16,536
  Settlement of contract dispute                     -           8,800               -           8,800
  Restructuring charge                           2,451             600           2,451           2,220
  Loss on impairment of assets                       -          18,765               -          18,765
                                              --------------------------------------------------------
                                                30,635          53,189          54,671          81,309
                                              --------------------------------------------------------
Operating loss                                 (23,768)        (41,973)        (41,475)        (54,985)

Other expense (income):
  Interest expense, net                          2,430           2,544           4,737           3,910
  Other expense (income), net                       31             144            (252)            266
                                              --------------------------------------------------------
Loss before provision for income taxes         (26,229)        (44,661)        (45,960)       $(59,161)
Provision for income taxes                           -               -               -               -
                                              --------------------------------------------------------
Net loss                                      $(26,229)       $(44,661)       $(45,960)       $(59,161)
                                              ========================================================
Net loss per share                            $  (1.71)       $  (2.89)       $  (2.95)       $  (3.86)
                                              ========================================================
------------------------------------------------------------------------------------------------------
Weighted average common shares
  outstanding                                   15,340          15,445          15,596          15,321
                                              ========================================================

           See notes to condensed consolidated financial statements.

                           MIDCOM COMMUNICATIONS INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH

                                  (Unaudited)

                                                                       Six months ended June 30,
(in thousands)                                                             1997           1996
---------------------------------------------------------------------------------------------------
Net cash used in operating activities                                  $ (23,450)      $   (240)
                                                                       -------------------------

Investing activities:
  Purchases of furniture, equipment and leasehold improvements            (6,228)         (1,063)
  Net assets acquired in acquisition                                        (291)             --
  Proceeds from sale of assets                                                33              --
                                                                       -------------------------
        Net cash used in investing activities                             (6,486)         (1,063)

Financing activities:
  Proceeds from notes payable, net                                            871             --
  Repayment of notes payable                                                   --         (3,200)
  Proceeds from long-term obligations                                       6,544         20,920
  Repayment of long-term obligations                                       (1,122)       (18,239)
  Deferred financing costs                                                   (320)          (129)
  Repurchase of common shares                                              (6,544)            --
  Proceeds from common stock issued for stock
    purchase plan and stock options                                           118          2,302
                                                                       -------------------------
        Net cash (used in) provided by financing activities                  (453)         1,654
                                                                       -------------------------
Net (decrease) increase in cash                                           (30,389)           351
Cash and cash equivalents at beginning of period                           30,962          1,083
                                                                       -------------------------
Cash and cash equivalents at end of period                             $      573       $  1,434
                                                                       =========================


            See notes to condensed consolidated financial statements.

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements include the accounts of MIDCOM Communications Inc. and its wholly-owned subsidiaries, collectively referred to as "Midcom" or the "Company." The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997.

        The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

        The Company incurred operating losses during each of the three years ended December 31, 1996 and, as of June 30, 1997, had an accumulated deficit of $181.9 million. The report of the Company's independent auditors with respect to the Company's Consolidated Financial Statements for the year ended December 31, 1996 states that the Company's recurring operating losses, working capital deficiency and past credit facility defaults raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

2.      BUSINESS COMBINATIONS

        In connection with acquisitions of smaller providers of telecommunications services in 1995, the Company has an obligation to issue or release from escrow up to a maximum of 151,675 additional shares of its common stock upon the satisfaction of certain contingencies. Such contingencies include, maintenance of specified revenue levels for the acquired customer base, and satisfaction of general representations and warranties.

        In accordance with applicable accounting standards, the common stock or other consideration payable under the contingency arrangements has not been included in the determination of purchase price, nor have the shares been considered outstanding for purposes of earnings per share calculations. Additional consideration will be recorded when the outcome of the contingency is determined.

        On January 27, 1997, the Company issued to the assignee of Communications Services of America, Inc. ("CSA") 10,522 shares of common stock valued at $10.38 per share, and in April 1997, the Company issued an additional 18,536 additional shares to compensate for the decrease in value of the common stock since the closing of the acquisition. The Company believes that the issuance of these shares was exempt from the registration by virtue of Section 4(2) of the Securities Act as a transaction not involving a public offering. The Company has committed to register these shares under the Securities Act under certain circumstances.

        On January 22, 1997, the Company issued to the shareholders of Fairfield County Telephone Corporation ("Fairfield") 38,711 shares of common stock valued at $10.25, and in April 1997 the Company issued an additional 59,631 shares to compensate for the decrease in value of the common stock since the closing of the acquisition. The Company believes that the issuance of these shares was exempt from the registration by virtue of Section 4(2) of the Securities Act as a transaction not involving a public offering. The Company has committed to register these shares under the Securities Act under certain circumstances.

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In January 1997, the Company issued to Richard John 9,457 shares of common stock valued at $9.38 per share in connection with the acquisition of Cel-Tech International Corp. The Company believes that the issuance of these shares was exempt from the registration by virtue of Section 4(2) of the Securities Act as a transaction not involving a public offering. The Company has committed to register these shares under the Securities Act under certain circumstances.

        The Company is also obligated as the result of another transaction to issue additional shares of its common stock in the event that the market price of such stock, when the shares become registerable, is less than the price at the acquisition dates. Based on a closing stock price of $8.25 as of August 7, 1997 for the Company's common stock, approximately 309,364 additional shares would be issuable as a result of these obligations.

3.      STOCK REPURCHASE

        In connection with the resignation of Ashok Rao, the Company's former President and Chief Executive Officer, the Company redeemed, in April 1997, 885,360 shares of Common Stock held by Mr. Rao and certain trusts established by Mr. Rao at a price of $6.80 per share (plus interest at 8% from April 1996), to be paid ratably over a period of 36 months, beginning May 1997.

4.      LOSS ON IMPAIRMENT OF ASSETS

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

5.      SETTLEMENT OF CONTRACT DISPUTE

        On July 19, 1996, the Company and AT&T executed a letter of intent to settle anticipated shortfalls of minimum commitments under the Company's supply contract with AT&T as well as all other pending disputes between the Company and AT&T and to negotiate a new contract pursuant to which the Company's minimum commitment to AT&T will be reduced from approximately $117.0 million to $17.0 million. The letter of intent also provides for the payment by the Company to AT&T of $8.8 million in two installments.

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

6.      RESTRUCTURING CHARGES

        In May 1997, the Company announced that it will begin to transition its Seattle-based corporate headquarters to Southfield, Michigan, with primary completion during the fourth quarter of 1997. Corporate support functions currently located in Seattle include human resources, legal, finance and information services. Of the Company's total employee base, the relocation plan will affect approximately 130 employees. In June 1997, the Company

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recorded a restructuring charge of $2.5 million, consisting primarily of the cost of severance and loss on disposal of assets. In addition to this restructuring charge, approximately $3.0 to $5.0 million of additional expenditures are expected to be incurred over the next several years. Although these additional expenditures relate to the relocation of the Company's headquarters to Southfield, Michigan, they do not qualify as restructuring costs under current accounting guidelines.

        In March 1996, the Company made announcements regarding changes in senior management and the restructuring of its operations in order to reduce expenses to the level of available capital. These actions included the layoff of certain employees and contractors and the closure of 6 sales offices. As a result, the Company recorded a charge of $1.6 million during the first quarter of 1996 and $0.6 million during the second quarter of 1996, the components of which relate primarily to severance and lease cancellation charges. Included in the first quarter restructuring charge is approximately $0.4 million relating to the extension of the time period to exercise outstanding stock options. As of June 30, 1997, $0.4 million of this restructuring charge remained in accrued liabilities.

7.      NET LOSS PER SHARE

        Net loss per share is based on the weighted average number of common and equivalent shares outstanding using the treasury stock method. Common stock equivalents are excluded from the calculation of net loss per share due to their antidilutive effect.

8.      DISPUTES AND LITIGATION

        CLASS ACTION LAWSUIT. The Company, its Vice Chairman of the Board of Directors and largest shareholder, the Company's former President, Chief Executive Officer and Director and the Company's former Chief Financial Officer were named as defendants in a securities action filed in the U.S. District Court for the Western District of Washington (the "Complaint"). The Complaint was filed on behalf of a class of purchasers of the Company's Common Stock during the period beginning on July 6, 1995, the date of the Company's initial public offering, and ending on March 4, 1996 (the "Class Period"). In April 1997, the Board of Directors of the Company unanimously approved the terms of a settlement of all claims against the Company and all of the individual defendants. The settlement, which is subject to Court approval and which admits no liability or fault, provides for the payment of $1.0 million in cash by the Company's insurance carrier, and the issuance of approximately 420,000 shares of the Company's common stock, subject to adjustments depending upon the fair market value of the stock on the date that the settlement is approved by the Court.

        SEC INVESTIGATION. The Company was informed in May 1996 that the Commission was conducting an informal inquiry regarding the Company. In May 1997 the Company learned that a formal order of investigation had been entered by the Commission. The Company believes that the focus of the investigation is on (i) the accuracy of disclosures in certain documents filed by the Company with the SEC; (ii) whether the Company had maintained adequate books and records and had adequate internal controls; and (iii) whether records had been falsified. The Company has voluntarily provided documents requested by the Commission, is in the process of furnishing additional requested documents, and has cooperated with the Commission in scheduling interviews with certain former Company personnel. The Company is unable to predict the ultimate outcome of the investigation. The Company and certain of its former employees could be subject to civil or criminal sanctions including monetary penalties and injunctive measures. If imposed on the Company, such penalties and injunctive measures could have a material adverse effect on the Company's business, financial condition and results of operation.

        FRONTIER LAWSUITS. On August 19, 1996 the Company was served with a complaint filed in the U.S. District Court for the Eastern District of Michigan by Frontier Corporation ("Frontier"). The complaint named as defendants the Company and eleven individuals, all of whom are former employees of Frontier who resigned their positions with Frontier. Frontier has recently agreed to dismiss all of the individual defendants in the case except William H. Oberlin,

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Company's President and CEO and it dropped certain of its causes of action against Midcom. The surviving claims are that: (i) Mr. Oberlin breached fiduciary duties as a former employee and officer of Frontier and breached obligations under an employment agreement with Frontier, (ii) Midcom is in violation of a non-disclosure agreement between Frontier and Midcom by virtue of its alleged use of confidential information of Frontier obtained through employees hired from Frontier and otherwise; (iii) Midcom aided and abetted Mr. Oberlin's alleged breaches of fiduciary duties and (iv) Midcom and Mr. Oberlin tortuously interfered in Frontier's contractual relationships with various Frontier employees and contractors. The complaint seeks: (i) that the defendants be preliminarily and permanently enjoined from breaching their respective agreements with Frontier; (ii) that Midcom be enjoined from aiding and abetting certain alleged breaches of fiduciary duties; (iii) an order that Midcom hold all profits which it earns as a result of its hiring of the individual defendant and other Frontier employees as constructive trustees for the benefit of Frontier; (iv) an accounting of all profits realized by Midcom as a result of its hiring of the defendant and other Frontier employees; (v) a declaratory judgment on its various claims; (vi) damages in an unspecified amount; (vii) Frontier's costs, including reasonable attorney's fees, incurred in bringing the action; and (viii) other appropriate relief. The Company has recently filed a motion to dismiss the action and it awaits a hearing on this motion. The Company intends to continue to defend this action and seek dismissal of all remaining claims.

        An affiliate of Frontier has also filed a complaint in the same U.S. Federal District Court claiming $515,000 for unpaid amounts under a supply agreement. The Company believes this claim to be without substantial merit and is vigorously defending it. Frontier has filed a motion to transfer the case to the FCC as a matter of primary jurisdiction. The Company has filed a motion to dismiss and it awaits a hearing on the matter and has opposed a transfer of the case to the FCC because there is no technical issue that its present court is not capable of answering.

        CHERRY COMMUNICATIONS LAWSUIT. In September and December 1995, the Company purchased two significant customer bases from Cherry Communications. The first transaction ("Cherry I") provided for the purchase of long distance customer accounts having monthly revenue for the three months preceding the date of closing of $2.0 million, net of taxes, customer credits and bad debt. The second transaction ("Cherry II") provided for the purchase of long distance customer accounts having monthly revenue which were to average $2.0 million per month over the 12 months following the transaction, net of taxes, customer credits and bad debt. The purchase price payable with respect to Cherry I was a total of $10.5 million, of which $5.5 million was paid in cash and the balance was paid by the delivery of 317,460 shares of Common Stock (subject to a possible increase in such number based on the future value of the Common Stock), of which 126,984 shares are held in escrow to be applied to indemnify claims or to cover shortfalls in revenue from the $2.0 million monthly average. The purchase price for Cherry II was $18.0 million, of which $7.0 million has been paid in cash. Additional installments of $3.4 million were due in February, March and April of 1996, of which $400,000 of each installment was to be placed in an escrow account for satisfaction of indemnity claims or to cover shortfalls in revenue from the $2.0 million monthly average. The parties later agreed that the Company could pay up to $9.0 million of the Cherry II payments either in cash or by delivery of shares of Common Stock. Separately, the Company also agreed to pay Cherry Communications for servicing customer accounts on behalf of the Company. The acquired customer bases have not generated the required minimum revenue levels and Cherry Communications has failed to remit to the Company collections received by Cherry Communications from a portion of the acquired customers. Accordingly, the Company has withheld the final three installment payments for Cherry II (a total of $9.0 million excluding escrowed sums), payment of invoices for carrier service for the acquired bases (up to $11.0 million) and accrued customer service charges of $840,000. Negotiations between Cherry Communications and the Company failed to produce a settlement of these disputes.

        Cherry Communications filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division. In its First Amended Complaint filed on July 18, 1996, Cherry Communications seeks recovery of (i) approximately $7.2 million plus interest and attorneys' fees alleged to be due and owing under a Rebiller/Reseller Agreement for Switched Services between Cherry Communications and the Company, (ii) approximately $9.0 million plus interest and attorney's fees alleged to be due and owing under the November 1, 1995 Customer Base Purchase and Sale Agreement between Cherry Communications and the Company (the "Cherry II Agreement"), and a Promissory Note executed in connection with the Cherry II Agreement,

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(iii) customer service charges of $840,000. It is the position of the Company that Cherry Communications has breached its obligations under the Cherry I Agreement and the Cherry II Agreement by among other breaches (i) failing to sell Midcom customer bases having the average monthly revenues required by the customer base agreements, and (ii) failing to remit to Midcom monies collected from the customer accounts. It is also the position of the Company that, as a result of Cherry Communication's breaches of the Cherry I Agreement and the Cherry II Agreement, as amended by certain addenda, that the Company has offsets and counterclaims against Cherry Communications in excess of the sums it has withheld from Cherry Communications. The Company is attempting to negotiate a resolution of the disputes. In the event that a settlement is not reached, the Company intends to vigorously defend the lawsuit filed by Cherry Communications. However, the Company is unable to predict the outcome of this lawsuit. As a result of this litigation, as of September 1, 1996, the Company discontinued booking revenue generated by the customer bases purchased from Cherry Communications.

        DISCOM LAWSUIT. Discom Corporation ("Discom"), a former distributor of the Company, in an arbitration proceeding in New York against the Company has filed to increase the amount of its claim against the Company to approximately $8.0 million purportedly based upon a lost profit and damage analysis of its expert. The Company has not yet had an opportunity to depose Discom's expert, but preliminary indications are that the evaluation is seriously flawed and that the Company's own expert testimony will more accurately reflect the maximum possible damage claim of $250,000 to $500,000, which amount has been escrowed by the Company. The Company disputes that any amounts are owed to Discom and it is vigorously defending the case. Arbitration dates are scheduled in August, September and October 1997 with a decision by the arbitration panel expected near year end.

        OTHER LITIGATION. The Company is also party to other routine litigation incidental to its business and to which its property is subject. The Company's management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

9.      LIQUIDITY AND CAPITAL RESOURCES

        The Company has experienced significant losses since its inception, with net losses of approximately $46.0 million, $97.3 million and $33.4 million for the six months ended June 30, 1997 and for the years ended December 31, 1996, and 1995, respectively. As a result of these losses, the billing and collection cycle with its customers, prior acquisition strategy, investments in business expansion and other factors, the Company has required substantial external working capital. Given the Company's billing and collection cycle with its customers and the timing of its payments to its suppliers, the Company generally pays its suppliers from thirty to forty-five days prior to the time it is paid by its customers for the same services. The Company has financed its growth with the proceeds from its July 1995 initial public offering, bank borrowings, subordinated debt, capital leases, cash flow from operations, and the issuance of Common Stock and assumption of indebtedness in connection with acquisitions of businesses and customer bases.

        As a result of operating losses and other factors, the Company has required substantial working capital to fund its operations. To date, the Company has financed its operations principally through bank borrowings, subordinated debt, a capital lease facility and the net proceeds from its July 1995 initial public offering of common stock. The Company's currently available sources of working capital consist of cash flow from operations and available borrowings under a revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"). Working capital requirements presently exceed cash flows from operations and available borrowings. Accordingly, the Company has sought extended payment terms from certain of its suppliers, delayed payments to many of its suppliers and other vendors, and has taken other steps to conserve operating capital. As a result, suppliers and other vendors may place the Company on credit hold or take other actions, including the termination of their supply relationship with the Company or the initiation of collection actions. The report of the Company's independent auditors' with respect to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 states that the Company's recurring operating losses and working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern.

        In February 1997, the Company entered into a revolving credit facility with Foothill Capital Corporation which permits borrowings of up to $30.0 million subject to a borrowing base limitation of 85% of eligible billed and 75% of eligible unbilled receivables. Borrowings under this facility bear interest at a prime rate, plus one percent, and will be secured by substantially all of the assets of the Company. Under the terms of the Foothill Credit Facility, the Company is required to maintain minimum levels of adjusted net worth and is subject to a number of negative covenants which place limitations on, among other things, capital expenditures, investments and additional debt. Other covenants preclude payment of cash dividends and require the Company to obtain the lenders' consent prior to making any acquisitions. Borrowings under the Foothill Credit Facility approximate $0.9 million at June 30, 1997. In addition, in February 1997 the Company entered into a lease facility under which approximately $13.0 million is available for purchases of capital equipment, which the Company has used primarily to finance the purchase of its high capacity switching equipment.

         As of August 12, 1997, the Company estimated that, in addition to borrowings available under the Foothill Credit Facility and funding available under its capital lease facilities, it will require financing of between $20.0 million and $30.0 million in order to fund operating losses, working capital requirements and capital expenditures during the remainder of 1997. The Company is currently reviewing proposed financing terms from several different financing sources and believes that it will be able to secure additional financing. There can be no assurance, however, that the terms of any of these proposed financings will be acceptable to the Company. Further, the Company's estimated capital requirements are based on the assumption that the maximum borrowing availability under the Foothill Credit Facility will be increased from $30.0 million to $50.0 million through 1998. The lender under the Foothill Credit Facility is under no obligation to increase the maximum borrowing availability thereunder and, therefore, there can be no assurance that this increase will occur.

         The Company believes that it has sufficient borrowing under the Foothill Credit Facility to fund a $4.0 million interest payment on the Convertible Notes due August 15, 1997. The Company expects, however, that as a result of borrowing base limitations, borrowing availability under the Foothill Credit Agreement will not be sufficient to fund short term working capital needs. Accordingly, the Company is in discussions with its lender under the Foothill Credit Facility to obtain bridge financing of between $6.0 million and $8.0 million to fund these short term working capital requirements until it is able to obtain long term financing. There can be no assurance that the Company will be able to secure this bridge financing on terms that the Company finds acceptable.

         There can be no assurance that borrowings available under the Foothill Credit Facility together with the Company's other anticipated and ultimately available sources of working capital will be sufficient to implement the Company's operating strategy or meet the Company's other working capital requirements. The exact amount and timing of the Company's working capital requirements, and the Company's ability to continue as a going concern, depend on numerous factors, including the amount of additional financing the Company is able to obtain, the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes, the payment terms obtained from the Company's suppliers and the amount and timing of capital expenditures. If (i) the Company experiences greater than anticipated capital requirements, (ii) the Company is determined to be liable for, or otherwise agrees to settle or compromise, any material claim against it, (iii) the Company is unable to make future borrowings under any of its credit facilities for any reason, (iv) the Company is unable to increase the maximum available borrowings under the Foothill credit Facility when, and to the extent necessary, (v) the implementation of the Company's operating strategy fails to produce the anticipated revenue growth and cash flows or (vi) additional working capital is required for any other reason, the Company will be required to refinance all or a portion of its existing debt, sell assets, curtail operations or obtain additional equity or debt financing. There can be no assurance that any such refinancing or asset sales would be possible or that the Company would be able to obtain additional equity or debt financing, if and when needed, on terms that the Company finds acceptable. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as the holders of the Notes. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it will be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. There can be no assurance that the Company would be able to reduce expenses or successfully complete other steps necessary to continue as a going concern. Such events would materially and adversely affect the value of the Company's debt and equity securities. The failure of the Company to obtain sufficient funds to satisfy its cash requirements could force the Company to seek protection under the federal bankruptcy laws.

                           MIDCOM COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

refinance all or a portion of its existing debt, sell assets or seek extended payment terms from its vendors. There can be no assurance that the Company's lenders will continue to make borrowings available under the Foothill Credit Facility, that additional financing will be available on acceptable terms or, that the Company will be able to obtain payment terms from vendors or successfully complete other steps necessary to continue as a going concern. Any additional financing may involve substantial dilution to the interest of the Company's shareholders. The failure of the Company to obtain sufficient funds to satisfy its cash requirements could force the Company to seek protection under the federal bankruptcy laws.

10.     SUBSEQUENT EVENTS

        On June 24, 1997, the Company announced that it had received notification from Nasdaq that a hearing had been scheduled to determine whether the Company's common stock would continue to be listed on the Nasdaq National Market. The basis for the hearing was the Company's failure to meet Nasdaq net tangible asset requirement for listed companies. The hearing was held at Nasdaq headquarters in Washington, D.C. on July 17, 1997. On July 18, 1997, the Nasdaq review panel granted the Company a waiver of the Nasdaq net tangible asset requirement. The waiver is for an indefinite period but is subject to review for material deviations from the Company's financial plan.

        On August 13, 1997, the Company announced that it had entered into a definitive agreement to merge with Phoenix Network, Inc. ("Phoenix"), a provider of long distance and other telecommunications services. Under the agreement, Phoenix shareholders will receive 9.1 million shares of Midcom stock. Completion of the transaction is expected by year-end and is conditioned upon obtaining governmental and shareholder approval as well as MIDCOM obtaining $20.0 million in financing. In addition, it was announced on August 13, 1997 that Phoenix had entered into an agreement to purchase Trans National Communications subject to Midcom's due diligence. If that transaction is completed Midcom will provide Phoenix shareholders approximately 1.5 million additional shares of Midcom stock and will assume approximately $15.7 million of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND THE PRIVATE SECURITIES LITIGATION REFORM ACT

        Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning anticipated growth in sales and profitability; ability to successfully relocate the Company's headquarters and the impact of such relocation on operations; and adequacy of available sources of working capital to implement strategies. Relevant risks and uncertainties include, but are not limited to, unanticipated actions by competitors, regulatory or other obstacles which restrict the Company's ability to implement local or other services, greater than expected costs to relocate the Company's executive offices, or execute other aspects of the Company's growth strategy, greater than expected declines in sales, inability to hire and retain key personnel, unfavorable determinations of pending lawsuits or other disputes, inability to secure additional sources of working capital if and when needed, inability to manage growth or integrate acquired operations and regulatory changes. Additional risks and uncertainties include those described in the Company's Form 10-K and other filings with the Securities and Exchange Commission, press releases and other communications.

RESULTS OF OPERATIONS

                                                                           Three Months Ended
                                                ----------------------------------------------------------------------
        (In millions)                           June 30, 1997       Mar 31, 1997       Dec 31, 1996      June 30, 1996
        --------------------------------------------------------------------------------------------------------------
        Revenue                                    $ 25.1            $  24.3             $  24.2          $  40.8
        Gross profit                                  6.9                6.3                 6.1             11.2
        Selling, general and administrative          22.5               18.3                17.0             15.8
        Depreciation and amortization                 5.7                5.7                 6.5              9.2
        Operating loss                              (23.8)             (17.7)              (17.4)           (42.0)
        Net loss                                   ($26.2)            ($19.7)             ($19.9)          ($44.7)

        Net loss per share                          ($1.71)            ($1.24)             ($1.26)          ($2.89)
        --------------------------------------------------------------------------------------------------------------

        REVENUE. Revenue for the quarter ended June 30, 1997 decreased by 38.5% from $40.8 million in the second quarter of 1996 to $25.1 million. Year-to-date revenue of $49.4 million represents a 47.3% decrease from the $93.9 million reported for the same period in 1996. The decrease is attributable to customer attrition in acquired customer bases and loss of revenue from a customer base which is the subject of a dispute, offset by an increase in revenue generated by the Company's internal sales force. Revenue increased in the quarter compared to the $24.3 for the first quarter of 1997 and $24.2 reported for the fourth quarter of 1996. The Company expects that succeeding quarterly revenue will continue to increase due to sales generated by its direct sales force.

        GROSS MARGIN. The Company's cost of revenue consists of the cost of service provided by local and interexchange carriers. Gross margin was 27.3% and 26.7% for the quarter and six month periods ended June 30, 1997, respectively, versus 27.5% and 28.0% for the same periods in 1996, respectively. The decline in gross margin from 1996 is the result of changes in the mix of customers, and an increase in fixed costs as a percentage of overall costs due to the decline in revenue. These factors were offset in part by negotiation of price reductions with some of the Company's major suppliers. Gross margin improved from 26.0% for the quarter ended March 31, 1997 due to changes in customer mix. In future periods, the Company expects gross margin to improve with the installation of its nationwide switch network.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of payroll and related expenses for administrative, customer support and marketing personnel, compensation costs for direct sales personnel, commissions and other costs related to indirect distribution and bad debt expense. Selling, general and administrative expenses increased to $22.5 million for the quarter ended June 30, 1997 compared to $15.8 million in June 1996 and $18.3 million for the quarter ended March 31, 1997. For the six month period ended June 30, 1997, selling, general and administrative expenses increased from $32.3 million in 1996 to $40.8 million in 1997. The increase over 1996 is due to several factors, including an increase in payroll, contractors, travel and entertainment, and commissions expense, and expenses related to the hiring of additional personnel, primarily to expand the Company's sales efforts. These increases were offset by decreases in billing fees and bad debt expense. The increase in selling, general and administrative expenses over the three months ended March 31, 1997 is due to increases in payroll, contractors, commissions expense, professional fees and bad debt expense. The Company employed 683 and 335 persons on a full-time basis as of June 30, 1997 and 1996, respectively.

        DEPRECIATION. Depreciation expense remained relatively constant at $1.4 million for the quarter ended June 30, 1997 compared to $1.3 million for the same quarter in 1996. For the six months ended June 30, 1997, depreciation was $2.8 million versus $2.7 million in the same period of 1996. The Company is currently installing six state-of-the-art high capacity switches at an estimated aggregate cost of $15.0 million. The Company expects that, as a result of the deployment of its switches, depreciation expense will increase.

        AMORTIZATION. Amortization expense decreased to $4.3 million for the quarter ended June 30, 1997 from $7.9 million in 1996. Year-to-date amortization was $8.6 million in 1997 versus $16.5 million for the same period in 1996. The decrease is due to the write-down of customer bases in June 1996 due to an impairment loss and certain other customer bases becoming fully amortized. The Company expects that as a result of these factors, amortization expense will continue to decrease.

        SETTLEMENT OF CONTRACT DISPUTE. On July 19, 1996, the Company and AT&T executed a letter of intent to settle anticipated shortfalls of minimum commitments under the Company's supply contract with AT&T as well as all other pending disputes between the Company and AT&T and to negotiate a new contract pursuant to which the Company's minimum commitment to AT&T will be reduced from approximately $117.0 million to $17.0 million. The letter of intent also provides for the payment by the Company to AT&T of $8.8 million in two installments.

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

        RESTRUCTURING CHARGE. In April 1997, the Company announced that it will begin to transition its Seattle-based corporate headquarters to Southfield, Michigan, with primary completion during the fourth quarter of 1997. Corporate support functions located in Seattle include human resources, legal, finance and information services. Of the Company's total employee base, the relocation plan is expected to affect approximately 130 employees. In June 1997, the Company recorded a restructuring charge of $2.5 million which consists primarily of the estimated cost of severance and loss on disposal of assets. In addition to this restructuring charge, approximately $3.0 to $5.0 million of additional expenditures are expected to be incurred over the next several years. Although these additional expenditures relate to the relocation of the Company's headquarters to Southfield Michigan, they do not qualify as restructuring costs under current accounting guidelines.

        In March 1996, the Company made announcements regarding changes in senior management and the restructuring of its operations in order to reduce expenses. These actions included the layoff of certain employees and contractors and the closure of 6 sales offices. As a result, the Company recorded a charge of $1.6 million during the first quarter of 1996 and $0.6 million during the second quarter of 1996, the major components of which relate to severance and lease cancellation charges. As of June 30, 1997, $0.4 million of this restructuring charge remained in accrued liabilities to cover payments to be made in the future.

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

        OTHER EXPENSES. Interest expense increased over 1996 primarily due to an increase in average borrowings outstanding. At June 30, 1997, December 31, 1996 and June 30, 1996, the Company had outstanding interest-bearing obligations of $125.1 million, $112.1 million and $58.0 million, respectively.

        INCOME TAXES. The Company has incurred losses for all periods presented. No tax benefit has been recorded with respect to these losses due to the uncertainty as to the utilization of Company's net operating loss carryforward.

        NET LOSS. For the quarter ended June 30, 1997, the Company reported a net loss of $26.2 million ($1.71 per share) compared to a loss of $44.7 million ($2.89 per share) for the same period in 1996. For the six months ended June 30, 1997, the Company reported a net loss of $46.0 million ($2.95 per share) versus a loss of $59.2 million ($3.86 per share.) The substantial increase in net loss for the quarter and six month periods ended June 30, 1997 over the corresponding periods in 1996 is attributable to the declines in revenue and gross margin, as well as increases in operating expenses. The loss in the current quarter includes a non-recurring charge of $2.5 million (or $0.16 per share) related to the relocation of the Company's headquarters from Seattle, Washington to Southfield, Michigan. Results in the second quarter 1996 included a one-time charge of $18.8 million related to a loss on impairment of assets.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has experienced significant losses since its inception, with net losses of approximately $46.0 million, $97.3 million and $33.4 million for the six months ended June 30, 1997 and for the years ended December 31, 1996, and 1995, respectively. As a result of these losses, the billing and collection cycle with its customers, prior acquisition strategy, investments in business expansion and other factors, the Company has required substantial external working capital. Given the Company's billing and collection cycle with its customers and the timing of its payments to its suppliers, the Company generally pays its suppliers from thirty to forty-five days prior to the time it is paid by its customers for the same services. The Company has financed its growth with the proceeds from its July 1995 initial public offering, bank borrowings, subordinated debt, capital leases, cash flow from operations, and the issuance of Common Stock and assumption of indebtedness in connection with acquisitions of businesses and customer bases.

        The Company's cash and cash equivalents balance were $0.6 million at June 30, 1997 versus $31.0 million at December 31, 1996. During the six months ended June 30, 1997, the Company used $23.5 million of cash in operations compared to $0.2 during the same period in 1996. In February 1997, the Company made a $3.9 million interest payment in connection with the convertible subordinated notes payable. During 1997 and 1996, the Company experienced significant operating losses which resulted in a use of cash in operating activities.

         The Company invested $6.2 million in cash for equipment and leasehold improvements during the first six months of 1997, compared to $1.1 million for the same period of 1996. The increase is due primarily to expenditures related to the purchase and installation of the high-capacity switches. During 1997, the Company used $0.3 million in connection with a prior business acquisition.

        During the first six months of 1997, the Company received $0.9 million in net proceeds in the form of borrowings under the Company's revolving credit facility. During the first six months of 1997, the Company received $0.1 million in proceeds in connection with the exercise of stock options, compared to $2.3 million received during the same period in 1996.

        In connection with the resignation of Ashok Rao, the Company's former President and Chief Executive Officer, the Company redeemed, in April 1997, 885,360 shares of Common Stock held by Mr. Rao and certain trusts established by Mr. Rao at a price of $6.80 per share (plus interest at 8% from April 1996), to be paid in equal monthly installments over a period of 36 months, beginning May 1997. The Company's election to redeem such shares of Common Stock will adversely affect the Company's liquidity.

        In August and September of 1996, the Company completed a private placement (the "Private Placement") of $97.7 million in aggregate principal amount of 8 1/4% Convertible Subordinated Notes due 2003 (the "Notes"). Interest on the Notes is due semi-annually, on February 15 and August 15 of each year, commencing February 15, 1997, in the aggregate amount of approximately $4.0 million per payment. Interest payments will adversely affect the Company's liquidity. On February 15, 1997, the Company made an interest payment in the aggregate amount of $3.9 million, and is required to make a $4.0 million interest payment on August 15, 1997. In addition, in the event of a "change of control" of the Company, as defined in the indenture pursuant to which the Notes were issued (the "Indenture"), holders of the Notes have the right to require the Company to repurchase the Notes in whole or in part at a repurchase price equal to 101% of the principal amount thereof, plus accrued interest, if any, to the date of repurchase. If the Company is required to repurchase the Notes upon a change of control, payment of the repurchase price would have a material adverse effect on the Company's liquidity, results of operation and financial condition. Also, if the Company is in default under the Indenture, holders of the Notes have the right to demand immediate repayment of the Notes. If the Company were required to repay the Notes upon default, such repayment would have a material adverse effect on the Company's liquidity, results of operation and financial condition.

        The unpaid balance of a promissory note delivered to Cherry Communications in connection with the acquisitions of two customer bases is approximately $10.2 million, of which $9.0 million may be paid in cash or by delivery of Common Stock, as the Company may elect, and the remaining $1.2 million is subject to certain hold-back arrangements. The purchased customer bases have not generated required minimum revenue levels and Cherry Communications has failed to remit to the Company collections received by Cherry Communications from a portion of the acquired customers. Accordingly, the Company has withheld the final three installment payments for the second of the two acquisitions, payment of invoices for carrier services for the acquired bases (up to $11.4 million) and accrued customer service charges of $0.8 million. Negotiations between Cherry Communications and the Company failed to produce a settlement of these disputes which are now the subject of litigation. As of September 1, 1996, the Company discontinued booking revenue generated by the customer bases acquired from Cherry Communications. See "Note 8 --Disputes and Litigation" in Item 1 of Part I above.

        In February 1997, the Company entered into a revolving credit facility with Foothill Capital Corporation which permits borrowings of up to $30.0 million subject to a borrowing base limitation of 85% of eligible billed and 75% of eligible unbilled receivables. Borrowings under this facility bear interest at a prime rate, plus one percent, and will be secured by substantially all of the assets of the Company. Under the terms of the Foothill Credit Facility, the Company is required to maintain minimum levels of adjusted net worth and is subject to a number of negative covenants which place limitations on, among other things, capital expenditures, investments and additional debt. Other covenants preclude payment of cash dividends and require the Company to obtain the lenders' consent prior to making any acquisitions. Borrowings under the Foothill Credit Facility approximate $0.9 million at June 30, 1997. In addition, in February 1997 the Company entered into a lease facility under which approximately $13.0 million is available for purchases of capital equipment, which the Company has used primarily to finance the purchase of its high capacity switching equipment.

         As of August 12, 1997, the Company estimated that, in addition to borrowings available under the Foothill Credit Facility and funding available under its capital lease facilities, it will require financing of between $20.0 million and $30.0 million in order to fund operating losses, working capital requirements and capital expenditures during the remainder of 1997. The Company is currently reviewing proposed financing terms from several different financing sources and believes that it will be able to secure additional financing. There can be no assurance, however, that the terms of any of these proposed financings will be acceptable to the Company. Further, the Company's estimated capital requirements are based on the assumption that the maximum borrowing availability under the Foothill Credit Facility will be increased from $30.0 million to $50.0 million through 1998. The lender under the Foothill Credit Facility is under no obligation to increase the maximum borrowing availability thereunder and, therefore, there can be no assurance that this increase will occur.

         The Company believes that it has sufficient borrowing under the Foothill Credit Facility to fund a $4.0 million interest payment on the Convertible Notes due August 15, 1997. The Company expects, however, that as a result of borrowing base limitations, borrowing availability under the Foothill Credit Agreement will not be sufficient to fund short term working capital needs. Accordingly, the Company is in discussions with its lender under the Foothill Credit Facility to obtain bridge financing of between $6.0 million and $8.0 million to fund these short term working capital requirements until it is able to obtain long term financing. There can be no assurance that the Company will be able to secure this bridge financing on terms that the Company finds acceptable.

         There can be no assurance that borrowings available under the Foothill Credit Facility together with the Company's other anticipated and ultimately available sources of working capital will be sufficient to implement the Company's operating strategy or meet the Company's other working capital requirements. The exact amount and timing of the Company's working capital requirements, and the Company's ability to continue as a going concern, depend on numerous factors, including the amount of additional financing the Company is able to obtain, the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes, the payment terms obtained from the Company's suppliers and the amount and timing of capital expenditures. If (i) the Company experiences greater than anticipated capital requirements, (ii) the Company is determined to be liable for, or otherwise agrees to settle or compromise, any material claim against it, (iii) the Company is unable to make future borrowings under any of its credit facilities for any reason, (iv) the Company is unable to increase the maximum available borrowings under the Foothill credit Facility when, and to the extent necessary, (v) the implementation of the Company's operating strategy fails to produce the anticipated revenue growth and cash flows or (vi) additional working capital is required for any other reason, the Company will be required to refinance all or a portion of its existing debt, sell assets, curtail operations or obtain additional equity or debt financing. There can be no assurance that any such refinancing or asset sales would be possible or that the Company would be able to obtain additional equity or debt financing, if and when needed, on terms that the Company finds acceptable. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as the holders of the Notes. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it will be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. There can be no assurance that the Company would be able to reduce expenses or successfully complete other steps necessary to continue as a going concern. Such events would materially and adversely affect the value of the Company's debt and equity securities. The failure of the Company to obtain sufficient funds to satisfy its cash requirements could force the Company to seek protection under the federal bankruptcy laws.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

        See the information contained in "Note 8 -- Disputes and Litigation" in
Item 1 of Part I above which information is, by this reference, incorporated herein.

ITEM 5.        OTHER INFORMATION

10.     SUBSEQUENT EVENTS

        On June 24, 1997, the Company announced that it had received notification from Nasdaq that a hearing had been scheduled to determine whether the Company's common stock would continue to be listed on the Nasdaq National Market. The basis for the hearing was the Company's failure to meet Nasdaq net tangible asset requirement for listed companies. The hearing was held at Nasdaq headquarters in Washington, D.C. on July 17, 1997. On July 18, 1997, the Nasdaq review panel granted the Company a waiver of the Nasdaq net tangible asset requirement. The waiver is for an indefinite period but is subject to review for material deviations from the Company's financial plan.

        On August 13, 1997, the Company announced that it had entered into a definitive agreement to merge with Phoenix Network, Inc. ("Phoenix"), a provider of long distance and other telecommunications services. Under the agreement, Phoenix shareholders will receive 9.1 million shares of Midcom stock. Completion of the transaction is expected by year-end and is conditioned upon obtaining governmental and shareholder approval as well as MIDCOM obtaining $20.0 million in financing. In addition, it was announced on August 13, 1997 that Phoenix had entered into an agreement to purchase Trans National Communications subject to Midcom's due diligence. If that transaction is completed Midcom will provide Phoenix shareholders approximately 1.5 million additional shares of Midcom stock and will assume approximately $15.7 million of debt.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

*10.1          Master Lease Agreement, dated January 15, 1997 (the "Comdisco
               Lease Agreement"), between the Company and Comdisco, Inc.
               ("Comdisco"), together with Schedule No. 1 through Schedule No. 7 thereto, filed in replacement of Exhibit 10.2 to the Company's
               Quarterly Report on Form 10Q for the fiscal quarter ended March
               31, 1997 filed with the Commission on May 15, 1997 (SEC File No.
               000-26118).

*10.2          Addendum to Comdisco Lease Agreement, dated as of January 15,
               1997, between the Company and Comdisco.

*10.3          Amendment Number One, dated as of April 1, 1997, to Loan and
               Security Agreement by and among Midcom Communications Inc.,
               Adval, Inc., Adval Data Corporation, Advanced Network Design,
               Cel-Tech International Corp. and PacNet, Inc., as borrowers, and
               Foothill Capital Corporation, as lender.

*10.4          Amendment Number Two, dated as of May 29, 1997, to Loan and
               Security Agreement by and among Midcom Communications Inc.,
               Adval, Inc., Adval Data Corporation, Advanced Network Design,
               Cel-Tech International Corp. and PacNet, Inc., as borrowers, and
               Foothill Capital Corporation, as lender.

*11.1          Statement re: computation of net loss per share.

*27.1          Financial Data Schedule.

-------------------

* Exhibit filed herewith.

(b)  Reports on Form 8-K

               The following Current Reports on From 8-K were filed by the Company during the period covered by this Quarterly Report on Form 10-Q.

               1) Current report on Form 8-K filed with the Commission on May 1,
                  1997 reporting the issuance of a press release disclosing an agreement in principal to settle a class action lawsuit and arbitration decision related to the repurchase of shares of the Company's common stock from the Company's former President.

               2) Current report on Form 8-K filed with the Commission on May 2,
                  1997 reporting the issuance of a press release disclosing additional steps to restructure the Company's operations.

               3) Current report on Form 8-K filed with the Commission on June
                  24, 1997 reporting the issuance of a press release disclosing that it had received notice from the Nasdaq Stock Market, Inc. that a hearing had been scheduled to determine whether the Company's common stock will continue to be listed on the Nasdaq National Market.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MIDCOM Communications Inc.
                                              (Registrant)

                                      /s/    WILLIAM H. OBERLIN
                                   ----------------------------------------
Date:  August 13, 1997                     William H. Oberlin
                                              President &
                                         Chief Executive Officer

                                          /s/     JAYNE DIORKA
                                   ----------------------------------------
                                            Vice President &
                                          Corporate Controller
                                      (Principal Financial Officer)

                           MIDCOM COMMUNICATIONS INC.

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER
(REFERENCED TO
  ITEM 601 OF                               EXHIBIT
 REGULATION S-K)                          DESCRIPTION
 ---------------                          -----------
10.1                Master Lease Agreement, dated January 15, 1997 (the
                    "Comdisco Lease Agreement"), between the Company and
                    Comdisco, Inc. ("Comdisco"), together with Schedule No. 1
                    through Schedule No. 7 thereto, filed in replacement of
                    Exhibit 10.2 to the Company's Quarterly Report on Form 10Q
                    for the fiscal quarter ended March 31, 1997 filed with the
                    Commission on May 15, 1997 (SEC File No. 000-26118).

10.2                Addendum to Comdisco Lease Agreement, dated as of January
                    15, 1997, between the Company and Comdisco.

10.3                Amendment Number One, dated as of April 1, 1997, to Loan and
                    Security Agreement by and among Midcom Communications Inc.,
                    Adval, Inc., Adval Data Corporation, Advanced Network
                    Design, Cel-Tech International Corp. and PacNet, Inc., as borrowers, and Foothill Capital Corporation, as lender.

10.4                Amendment Number Two, dated as of May 29, 1997, to Loan and
                    Security Agreement by and among Midcom Communications Inc.,
                    Adval, Inc., Adval Data Corporation, Advanced Network
                    Design, Cel-Tech International Corp. and PacNet, Inc., as borrowers, and Foothill Capital Corporation, as lender.

11.1                Statement re: computation of net loss per share.

27.1                Financial Data Schedule.