Form 10-Q/A
period 1997-03-31
MIDCOM COMMUNICATIONS INC
filed 1997-09-08
CIK 943357

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          _____________________________

                                 FORM 10-Q/A

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

PART II.         OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number
(Referenced to Item
601 of Registration
S-K)*                 Exhibit Description
- -------------------   -------------------
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

10.4                  Warrant dated March 13, 1997 issued by the Company to
                      Comdisco, Inc.









- --------------------------------------------------------------------------------
                                                                              15

   10.5 Master Forbearance Agreement between the Company, PacNet Inc. and KeyBank National Association.

   10.6 Settlement Agreement and Release dated March 1, 1997 between the Company, numerous other named defendants and Richard E. John.

   10.7 Revised Registration Rights Agreement dated March 18, 1997 between the Company and Richard E. John.

** 10.8 Resale Solutions Switched Services Agreement signed February 11, 1997 between Sprint Communications Company L.P. and the Company. Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Comission.

** 10.9 DS-1 Private Line Agreement effective September 1, 1996 between Sprint Communications Company L.P and the Company. Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission.

   10.10 Loan and Security Agreement dated as of February 27, 1997 by and among the Company, Adval, Inc., Adval Data Corporation, Advanced Network Design, Cel-Tech International Corp., PacNet Inc. and Foothill Capital Corporation.

   10.11 Pledge Agreement dated as of February 27, 1997 by and among the Company, Adval, Inc., Adval Data Corporation, Advanced Network Design, Cel-Tech International Corp., PacNet Inc. and Foothill Capital Corporation.

   10.12 Trademark Security Agreement dated as of February 27, 1997 by and among the Company, Adval, Inc., Adval Data Corporation, Advanced Network Design, Cel-Tech International Corp., PacNet Inc. and Foothill Capital Corporation.

   10.13 Suretyship Agreement dated as of March 14, 1997, by and among the Company, Adval, Inc., Adval Data Corporation, Advanced Network Design, Cel-Tech International Corp., PacNet Inc. and Foothill Capital Corporation.


   11.1               Statement re: computation of net loss per share.

   27.1               Financial Data Schedule.

(b)  Reports on Form 8-K

                 None.

 ---------

 * Unless otherwise indicated, exhibit was previously filed as an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 filed with Commission on May 15, 1997.

** Exhibit is filed herewith to replace an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 filed with Commission on May 15, 1997.






- --------------------------------------------------------------------------------
                                                                              16

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            MIDCOM Communications Inc.
                                           (Registrant)

                                           /s/   STEVEN P. GOLDMAN
                                           -----------------------------------
Date:  September 5, 1997                         Steven P. Goldman
                                                 General Counsel












- --------------------------------------------------------------------------------
                                                                              17

                          MIDCOM COMMUNICATIONS INC.

                               INDEX TO EXHIBITS


    EXHIBIT
    NUMBER
(REFERENCED TO
  ITEM 601 OF                                        EXHIBIT
REGULATION S-K)                                    DESCRIPTION
- ---------------                                    -----------
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






- --------------------------------------------------------------------------------
                                                                              18