Form 10-Q
period 1997-09-30
MIDCOM COMMUNICATIONS INC
filed 1997-11-14
CIK 943357

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

              For the Quarterly Period Ended September 30, 1997.

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

       For the Transition Period from   __________   to  ____________ .

                     Commission File Number:    000-26118

                         _____________________________


                           MIDCOM Communications Inc.
             (Exact name of registrant as specified in its charter)


          Washington                                        91-1438806
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization                          Identification No.)

   26899 Northwestern Hwy, Suite 120                           48034
        Southfield, Michigan
(Address of principal executive offices)                     (Zip Code)


      Registrant's telephone number, including area code:  (248) 304-1780

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


             Class                             Outstanding at October 31, 1997
-------------------------------                -------------------------------
Common Stock, $0.0001 par value                          16,193,546

                              Page 1 of 16 pages.
                           Exhibit Index at Page 16.

================================================================================

                           MIDCOM COMMUNICATIONS INC.

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statments                                             3

ITEM 2.   Management's Discussion and Analyais of Financial Condition
          and Results of Operations                                      11

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                              14

ITEM 3.   Defaults Upon Senior Securities                                14

ITEM 5.   Other Information                                              14

ITEM 6.   Exhibits and Reports on Form 8-K                               14

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                          MIDCOM COMMUNICATIONS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)                                       SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
--------------------------------------------------------------------------------
                                                      (Unaudited)


                                  ASSETS

Current assets:
  Cash and cash equivalents                           $  1,532       $ 30,962
  Accounts receivable, less allowance for doubtful
    accounts of $6,184 and $7,802, respectively         20,421         16,969
  Prepaid expenses and other current assets              1,820          1,548
                                                      --------       --------
         Total current assets                           23,773         49,479

Furniture, equipment and leasehold improvements, net    24,126         11,045
Intangible assets, less accumulated amortization of
  $49,199 and $39,532, respectively                      6,402         15,547
Other assets and deferred charges, net                   3,891          3,852
                                                      --------       --------
                                                      $ 58,192       $ 79,923
                                                      ========       ========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Notes payable                                       $113,872       $  9,680
  Line of credit                                        20,734              -
  Current portion of capital lease obligations          14,501          3,314
  Accounts payable                                       8,524          3,179
  Carrier accounts payable                              25,316         17,143
  Accrued expenses and other current liabilities        16,160         12,938
                                                      --------       --------
         Total current liabilities                     199,107         46,254

Long-term obligations, less current portion                  -         99,153
Other long-term liabilities                              3,800          3,800

Shareholders' deficit:
  Common stock                                          62,063         68,330
  Deferred compensation                                 (1,321)        (1,707)
  Accumulated deficit                                 (205,457)      (135,907)
                                                      --------       ---------
         Total shareholders' deficit                  (144,715)       (69,284)
                                                      --------       --------
                                                      $ 58,192       $ 79,923
                                                      ========       ========

--------------------------------------------------------------------------------

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                          MIDCOM COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    ------------------      -----------------
                                     1997        1996        1997       1996

(In thousands, except per share data)
-------------------------------------------------------------------------------

Revenue                            $ 24,920    $ 30,730    $ 74,339    $124,590
Cost of revenue                      18,586      22,292      54,809      89,828
                                   --------    --------    --------    --------
Gross profit                          6,334       8,438      19,530      34,762

Operating expenses:
  Selling, general and
    administrative                   22,090      15,734      62,646      48,048
  Depreciation                        1,348       1,653       4,133       4,327
  Amortization                          924       5,321       9,524      21,857
  Settlement of contract dispute        --          --          --        8,800
  Relocation of corporate
    headquarters                      2,136         --        4,866         --
  Restucturing charge                   --          --          --        2,220
  Loss on impairment of assets          --        2,000         --       20,765
                                   --------    --------    --------    --------
                                     26,498      24,708      81,169     106,017
                                   --------    --------    --------    --------
Operating loss                      (20,164)    (16,270)    (61,639)    (71,255)

Other expense (income):
  Interest expense, net               3,600       2,049       8,337       5,959
  Other expense (income), net          (175)        (60)       (427)        206
                                   --------    --------    --------    --------
Loss before provision for income
    taxes                           (23,589)    (18,259)    (69,549)    (77,420)
Provision for income taxes              --          --          --          --
                                   --------    --------    --------    --------
Net loss                           $(23,589)   $(18,259)   $(69,549)   $(77,420)
                                   --------    --------    --------    --------
Net loss per share                 $  (1.56)   $  (1.16)   $  (4.51)   $  (5.01)
                                   --------    --------    --------    --------

Weighted average common
  shares outstanding                 15,125      15,681      15,438      15,442
                                   --------    --------    --------    --------
===============================================================================

      See Notes to Unaudited Condensed Consolidated Financial Statements.


                          MIDCOM COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                          Nine months ended
                                                            September 30,
                                                          1997         1996
(In thousands)
--------------------------------------------------------------------------------
Net cash used in operating activities                   $(40,150)   $ (6,591)
                                                        --------    --------
Investing activities:
  Purchases of furniture, equipment and leasehold
    improvements                                          (7,370)     (1,729)
  Net assets acquired in acquisition                        (291)        --
  Proceeds from sale of assets                                33         673
                                                        --------    --------
    Net cash used in investing activities                 (7,628)     (1,056)
                                                        --------    --------
Financing activities:
  Borrowings under line of credit                         43,735         --
  Repayments of line of credit                           (23,001)        --
  Proceeds from issuance of convertible subordinated
    notes payable                                            --       97,743
  Proceeds from notes payable                                --          333
  Repayment of notes payable                                (921)     (3,946)
  Proceeds from long-term obligations                      6,544      15,000
  Repayment of long-term obligations,
    including capital leases                              (1,165)    (53,687)
  Deferred financing costs                                  (480)     (3,569)
  Repurchase of common shares                             (6,544)        --
  Proceeds from common stock issued for stock purchase
    plan and stock options                                   180       2,828
                                                        --------     -------
    Net cash provided by financing activities             18,348      54,702
                                                        --------     -------
Net (decrease) increase in cash                          (29,430)     47,055
Cash and cash equivalents at beginning of period          30,962       1,083
                                                        --------     -------
Cash and cash equivalents at end of period              $  1,532     $48,138
                                                        ========     =======
================================================================================

      See Notes to Unaudited Condensed Consolidated Financial Statements.


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of MIDCOM Communications Inc. and its wholly-owned subsidiaries, collectively referred to as "Midcom" or the "Company." The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997.

     On November 7, 1997, Midcom and three of its wholly-owned subsidiaries, PacNet Inc. ("PacNet"), Ad Val, Inc. ("Adval") and Cel-Tech International Corp. ("Cel-Tech"), each filed a petition (collectively, the "Petitions") for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Michigan (the "Bankruptcy Court"), Case Nos. 97-59044-S, 59052-G, 59064-G and 59057-S,
respectively, with such cases to be jointly administered by the Bankruptcy
Court under Case No. 97-59044-S, and are currently operating their respective businesses as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code and subject to the jurisdiction of the Bankruptcy Court. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the filing under Chapter 11 of the Bankruptcy Code and related circumstances, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in such financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The appropriateness of using the going concern basis depends upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of any debtor-in-possession credit facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

     The information furnished in the accompanying unaudited condensed consolidated financial statements reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the reporting of operating segment information by publicly held companies in interim financial reports and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 is effective for financial statements for years ending after December 15, 1997. As of December 31, 1997, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share (referred to in SFAS No. 128 as basic earnings per share), the dilutive stock options will be excluded. There is no expected impact on primary earnings per share. The Company has not yet determined the impact of SFAS 128 on the calculation of fully diluted earnings per share (referred to in SFAS No. 128 as diluted earnings per share).

2.   LIQUIDITY, CAPITAL RESOURCES, BANKRUPTCY FILING AND OTHER SUBSEQUENT EVENTS

     The Company has operated at substantial losses since its inception. Net losses were approximately $69.5 million, $97.3 million and $33.4 million for the nine months ended September 30, 1997 and the years ended December 31, 1996 and 1995, respectively. As a result of these losses, significant attrition in certain acquired customer bases, investments in business expansion and various other factors, the Company has required substantial external working capital. As of September 30, 1997, the book value of the Company's assets was approximately $58.2 million, total debt outstanding was approximately $149.1 million, and the Company had a negative net worth of approximately $144.7 million.

     In its Quarterly Report on Form 10-Q for the quarter ended June 30,1997, the Company disclosed that, in addition to borrowings available under its revolving credit facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill"), and financing available under its capital lease facilities, the Company would require between $20 million and $30 million of additional capital in order to fund operating losses, working capital requirements and capital expenditures during the remainder of 1997. In August 1997, the Company obtained an $8 million bridge loan from Foothill (the "Foothill Bridge Loan"). The Foothill Bridge Loan had an interest rate of 15% per annum and was payable in full on November 1, 1997. In addition, on October 10, 1997, the Company completed a private placement of 875,000 shares of Common Stock. The Company received net proceeds from the private placement of approximately $5.5 million which were used for working capital purposes in October 1997.

     In early September 1997, the Company received a term sheet from a major financial institution for an equity financing ranging from $40 million to $50 million. Due diligence with respect to the proposed equity financing commenced immediately with the goal of closing the financing by October 31, 1997. In addition, throughout September and October 1997, the Company continued to pursue other short-term financing. However, at the end of October 1997, the Company had not been successful in its efforts to close the proposed equity financing or obtain additional financing.

     On November 4, 1997, as a result of the Company's failure to repay the Foothill Bridge Loan in full when due, Foothill gave notice of a default under the Foothill Credit Facility and ceased making any further advances to the Company or any of its subsidiaries. In addition to the repayment of the Foothill Bridge Loan, the Company was required to make substantial payments to Sprint Communications Company ("Sprint"), and several of the Company's suppliers threatened termination of services.

     Faced with the imminent termination of service by the Company's principal long-distance carriers, on November 7, 1997, the Company and three of its wholly-owned subsidiaries, PacNet, Adval and Cel-Tech, filed the Petitions and are currently operating their respective businesses as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code and subject to the jurisdiction of the Bankruptcy Court. The Petitions were filed in order to allow the Company and its subsidiaries to continue operations while obtaining relief from the immediate collection of obligations owed to Foothill, Sprint and other creditors.

     The voluntary filing of a petition for relief under the Bankruptcy Code constitutes a default under the Foothill Credit Facility, the Company's equipment lease facilities, the Indenture relating to the Company's $97.7 aggregate principal amount of 8 1/4% Subordinated Convertible Notes due 2003 and the note payable to Ashok Rao in connection with the redemption of certain shares of Common Stock (see Note 6, "Stock Repurchase," below). Accordingly, approximately $112.1 million of long-term indebtedness has been reclassified as current liabilities as of September 30, 1997. Since it is not possible to predict the impact of a sale or liquidation of the Company, no other adjustments have been made to the historical carrying values of the assets and liabilities.

     The Company has arranged for debtor-in-possession financing (the "Foothill DIP Facility") from Foothill. In connection with the Foothill DIP Financing, the Company incurred a loan fee of $250,000. The Foothill DIP Facility consists of a revolving credit facility with borrowing availability of up to $8.5 million, subject to the Company's satisfaction of various terms and conditions, bears interest at prime plus 4% on receivable based advances and 18% on overadvances and expires on January 15, 1997. There can be no assurance that borrowings available under the Foothill DIP Facility will be adequate to meet the Company's working capital needs or that the Company will not require additional debt or equity financing in the future, and there can be no assurance that any such additional debt or equity financing, if needed, would be available to the Company on acceptable terms or at all. In addition, the Company is currently attempting to solicit offers to purchase all or portions of its assets. There can be no assurance that any such transaction will be available to the Company on acceptable terms or at all. The Company is also undertaking aggressive cost-cutting measures, including the lay-off on November 7, 1997 of 170 of its 790 employees. Further cost-cutting measures will be required if the Company is unable to complete a sale of all or part of its business or obtain additional sources of working capital in the near-term. Cost-cutting measures, particularly those affecting the Company's sales and service functions, could have a material adverse effect on the Company's ability to generate revenue.

     The Company is required to submit a plan of reorganization to the Bankruptcy Court. The Company is in the process of developing a plan of reorganization, which the Company expects will involve the sale of all or part of its business. There can be no assurance that the Company will be successful in completing a sale of all or part of its business. In addition, there can be no assurance that the Bankruptcy Court will approve the Company's reorganization plan. If the Company is unable to find a buyer for all or part of its business, or if the Company's reorganization plan is not approved, the Company may be forced to liquidate.

3.   ACQUISITION OF PHOENIX NETWORK, INC. AND TRANS NATIONAL COMMUNICATIONS

     On November 10, 1997, the Company announced that the August 13, 1997 merger agreements with Phoenix Network, Inc. ("Phoenix") and Trans National Communications ("TNC") had been terminated. On October 31, 1997, Phoenix notified the Company of its intent to terminate the merger agreement, effective November 5, 1997, due to alleged material breaches by the Company, including the Company's termination of its agreement with Sprint and the deterioration of the Company's financial condition. In addition, on November 6, 1997, TNC notified the Company of its intent to terminate its purchase agreements with Phoenix that Phoenix had assigned to the Company.

4.   RELOCATION OF CORPORATE HEADQUARTERS AND RESTRUCTURING CHARGES

     In May 1997, the Company announced its intention to relocate its corporate headquarter functions based in Seattle, Washington to Southfield, Michigan, where the Company's Chief Executive Officer and other key executives maintained offices. During the third quarter of 1997, the Company completed the relocation of various corporate support functions, including human resources, legal, finance and information services, affecting approximately 130 employees, to temporary office space in Southfield. The Company had originally planned to move these corporate support functions to permanent office space in Southfield when it became available in December 1997; however, in light of the recent deterioration of the Company's financial condition, those plans are being re-evaluated.

     In June 1997, the Company recorded a restructuring charge of $2.5 million, consisting primarily of the cost of severance and loss on disposal of assets in connection with the corporate headquarters relocation. This restructuring charge is included in the corporate headquarters relocation expenses reported on the accompanying unaudited condensed consolidated statement of operations for the nine-month period ended September 30, 1997. As of September 30, 1997, $0.4 million of this restructuring charge remained in accrued liabilities.

     During the third quarter of 1997, the Company incurred approximately $2.1 million of expenses related to the corporate headquarters relocation. If the corporate headquarters relocation is completed as originally planned, the Company now estimates that an additional $0.8 million of expenses would be incurred in the fourth quarter of 1997.

5.   BUSINESS COMBINATIONS COMPLETED IN PRIOR YEARS

     On January 27, 1997, in connection with a customer base acquisition completed on July 31, 1995, the Company issued to the assignee of Communications Services of America, Inc. ("CSA") 10,522 shares of common stock valued at $10.38 per share, and in April 1997, the Company issued an

                          MIDCOM COMMUNICATIONS INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

additional 18,536 additional shares to compensate for the decrease in value of the common stock since the closing of the acquisition.

     On January 22, 1997, in connection with a customer base acquisition completed in September 30, 1995, the Company issued to the shareholders of Fairfield County Telephone Corporation ("Fairfield") 38,711 shares of common stock valued at $10.25, and in April 1997 the Company issued an additional 59,631 shares to compensate for the decrease in value of the common stock since the closing of the acquisition.

     In January 1997, the Company issued to Richard John 9,457 shares of common stock valued at $9.38 per share, and in August 1997, the Company issued to Richard John 60,000 shares of common stock valued at $8.56 per share in connection with the acquisition of Cel-Tech International Corp.

6.   STOCK REPURCHASE

     In connection with the resignation of Ashok Rao, the Company's former President and Chief Executive Officer, the Company redeemed, in April 1997, 885,360 shares of Common Stock held by Mr. Rao and certain trusts established by Mr. Rao at a price of $6.80 per share (plus interest at 8% from April 1996), to be paid in equal monthly installments over a period of 36 months, beginning May 1997.

7.   STOCK OPTION PLAN

     In July 1997, the Company reduced the exercise price of 1.344 million employee stock options with a weighted average exercise price of approximately $8.85 per share to $5.19 per share.

                          MIDCOM COMMUNICATIONS INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of common and equivalent shares outstanding using the treasury stock method. Common stock equivalents are excluded from the calculation of net loss per share due to their antidilutive effect.

9.   DISPUTES AND LITIGATION

     BANKRUPTCY FILING. On November 7, 1997, Midcom and three of its wholly-owned subsidiaries, PacNet, Adval and Cel-Tech, filed the Petitions and are currently operating their respective businesses as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code and subject to the jurisdiction of the Bankruptcy Court. See Note 1, "Basis of Presentation," above.

     SPRINT SETTLEMENT. The Company has had a series of ongoing disputes relating to service and billing with Sprint Communications Company ("Sprint"), one of its primary suppliers. For this and other reasons, on September 18, 1997, the Company discontinued its payments to Sprint and, on October 10, 1997, the Company received a notice of default from Sprint. On October 29, 1997, the Company entered into a settlement with Sprint whereby it agreed to pay Sprint $1,250,000 on October 31, 1997, November 7, 1997 and November 14, 1997;
$4,000,000 on November 21, 1997; and thereafter, so long as Sprint continues to provide service to the Company, weekly payments equal to the lesser of $2,000,000 or the current amount outstanding. Sprint and the Company agreed to arbitrate the Company's claims against Sprint up to an aggregate of $5,000,000 and the parties agreed that the Company would transition its traffic to its own or other networks over the ninety day period ending January 29, 1998.

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

     FRONTIER LAWSUITS. On August 19, 1996 the Company was served with a complaint filed in the U.S. District Court for the Eastern District of Michigan by Frontier Corporation ("Frontier"). The complaint named as defendants the Company and eleven individuals, all of whom are former employees of Frontier who resigned their positions with

                          MIDCOM COMMUNICATIONS INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Frontier. Frontier agreed to dismiss all of the individual defendants in the case except William H. Oberlin, the Company's President and CEO. Moreover, in September 1997, the Court dismissed certain causes of action in the context of a summary judgment hearing. The surviving claims are that: (i) Midcom is in violation of a non-disclosure agreement between Frontier and Midcom by virtue of its alleged use of confidential information of Frontier obtained through employees hired from Frontier and otherwise; and (ii) Midcom and Mr. Oberlin tortuously interfered in Frontier's contractual relationships with various Frontier employees and contractors. The complaint seeks: (i) that the defendants be preliminarily and permanently enjoined from breaching their respective agreements with Frontier; (ii) that Midcom be enjoined from aiding and abetting certain alleged breaches of fiduciary duties; (iii) an order that Midcom hold all profits which it earns as a result of its hiring of the individual defendant and other Frontier employees as constructive trustees for the benefit of Frontier; (iv) an accounting of all profits realized by Midcom as a result of its hiring of the defendant and other Frontier employees; (v) a declaratory judgment on its various claims; (vi) damages in an unspecified amount; (vii) Frontier's costs, including reasonable attorney's fees, incurred in bringing the action; and (viii) other appropriate relief. The Company has recently filed a motion to dismiss the action and it awaits a hearing on this motion.

     An affiliate of Frontier has also filed a complaint in the same U.S. Federal District Court claiming $515,000 for unpaid amounts under a supply agreement. The Company believes this claim to be without substantial merit and is vigorously defending it. The Company's motion to dismiss on statute of limitations grounds was granted in part and remaining matters have been transferred to the FCC as a matter of primary jurisdiction.

     On November 6, 1997, the Company and Frontier agreed to enter into a settlement pursuant to which Frontier would dismiss all claims against the Company and Mr. Oberlin. The settlement would provide, among other things, that, over the next three years, Midcom will transfer approximately $40.5 million of long distance traffic to Frontier and Frontier will transfer approximately $20.25 million of long distance traffic to Midcom. There is some uncertainty as to whether the settlement creates a pre-petition or post-petition claim, which issue is to be decided by the District Court.

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

     Cherry Communications filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division. In its First Amended Complaint filed on July 18, 1996, Cherry Communications seeks recovery of (i) approximately $7.2 million plus interest and attorneys' fees alleged to be due and owing under a Rebiller/Reseller Agreement for Switched Services between Cherry Communications and the Company, (ii) approximately $9.0 million plus interest and attorney's fees alleged to be due and owing under the November 1, 1995 Customer Base Purchase and Sale Agreement between Cherry Communications and the Company

                          MIDCOM COMMUNICATIONS INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(the "Cherry II Agreement"), and a Promissory Note executed in connection with the Cherry II Agreement, (iii) customer service charges of $840,000. It is the position of the Company that Cherry Communications has breached its obligations under the Cherry I Agreement and the Cherry II Agreement by among other breaches
(i) failing to sell Midcom customer bases having the average monthly revenues required by the customer base agreements, and (ii) failing to remit to Midcom monies collected from the customer accounts. It is also the position of the Company that, as a result of Cherry Communication's breaches of the Cherry I Agreement and the Cherry II Agreement, as amended by certain addenda, that the Company has offsets and counterclaims against Cherry Communications in excess of the sums it has withheld from Cherry Communications. The Company is attempting to negotiate a resolution of the disputes. In the event that a settlement is not reached, the Company intends to vigorously defend the lawsuit filed by Cherry Communications. However, the Company is unable to predict the outcome of this lawsuit. As a result of this litigation, as of September 1, 1996, the Company discontinued booking revenue generated by the customer bases purchased from Cherry Communications. In October 1997, Cherry filed a petition for relief under Chapter 11 of the Bankruptcy Code.

     DISCOM ARBITRATION. Discom Corporation ("Discom"), a former distributor of the Company, in an arbitration proceeding in New York against the Company has filed to increase the amount of its claim against the Company to approximately $8.0 million purportedly based upon a lost profit and damage analysis of its expert. The Company has not yet had an opportunity to depose Discom's expert, but preliminary indications are that the evaluation is seriously flawed and that the Company's own expert testimony will more accurately reflect the maximum possible damage claim of $250,000 to $500,000, which amount has been escrowed by the Company. The Company disputes that any amounts are owed to Discom and it is vigorously defending the case. Arbitration dates were scheduled in August, September and October 1997 with a decision by the arbitration panel expected by the end of fiscal 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning the Company's ability to successfully relocate its headquarters and the impact of such relocation on operations; the Company's ability to improve its provisioning process and reduce customer attrition; adequacy of available sources of working capital; the confirmation of a plan of reorganization by the Bankruptcy Court and the Company's ability to continue its operations as a going concern. Relevant risks and uncertainties include, but are not limited to, unanticipated actions by competitors, regulatory or other obstacles which restrict the Company's ability to implement local or other services, greater than expected costs to relocate the Company's executive offices, greater than expected declines in sales, inability to hire and retain key personnel, unfavorable determinations of pending lawsuits or other disputes, inability to secure additional sources of working capital and regulatory changes. Additional risks and uncertainties include those described in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, press releases and other communications.

BANKRUPTCY FILINGS AND PROCEEDINGS

     On November 7, 1997, Midcom and three of its wholly-owned subsidiaries, PacNet Inc. ("PacNet"), Ad Val, Inc. ("Adval") and Cel-Tech International Corp. ("Cel-Tech"), each filed a petition (collectively, the "Petitions") for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Michigan (the "Bankruptcy Court"), Case Nos. 97-59044-S, 59052-G, 59064-G and 59057-S,
respectively, with such cases to be jointly administered by the Bankruptcy
Court under Case No. 97-59044-S, and are currently operating their respective businesses as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code and subject to the jurisdiction of the Bankruptcy Court. The Petitions were filed in order to allow the Company and its subsidiaries to continue operations while obtaining relief from the immediate collection of obligations owed to creditors. The Company's unaudited condensed consolidated financial statements included in this Report have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the filing under Chapter 11 of the Bankruptcy Code and related circumstances, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the Company's unaudited condensed consolidated financial statements included in this Report. Further, a plan of reorganization could materially change the amounts reported in such financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The appropriateness of using the going concern basis depends upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of any debtor-in-possession credit facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.













RESULTS OF OPERATIONS


                                                Three months ended
                                ---------------------------------------------
                                September 30,    June 30,       September 30,
(In millions)                       1997           1997             1996
-----------------------------------------------------------------------------
Revenue                           $ 24.9           $25.1            $30.7
Gross profit                         6.3             6.9              8.4
Selling, general and                22.1            22.5             15.7
  administrative
Depreciation and amortization        2.3             5.7              7.0
Operating loss                     (20.2)          (23.8)           (16.3)
Net loss                          ($23.6)         ($26.2)          ($18.3)

Net loss per share                ($1.56)         ($1.71)          ($1.16)
-----------------------------------------------------------------------------

     REVENUE. Revenue for the quarter ended September 30, 1997 decreased by 18.9% from $30.7 million in the third quarter of 1996 to $24.9 million. Year-to-date revenue of $74.3 million represents a 40.3% decrease from the $124.6 million reported for the same period in 1996. The decrease is attributable to customer attrition in acquired customer bases and loss of revenue from a customer base which is the subject of a dispute, offset by an increase in revenue generated by the Company's internal sales force. Revenue for the third quarter of 1997 decreased slightly compared to the $25.1 for the second quarter of 1997. This decrease is attributable to pricing pressure on long distance service as well as continued provisioning problems. Due to Midcom's position as a switchless reseller, it has historically been dependent upon its underlying carriers for provisioning of end-user services. Midcom has experienced difficulties in provisioning, in a timely manner, all orders for services that it receives. This has resulted in the loss of revenue and customers. At times, the Company has been unable to provision as many as half of the orders for service it receives. There are a number of potential causes for failing to correctly provision an order in a timely manner--many of which affect other telecommunications carriers to a greater or lesser degree. Such causes include weaknesses in Midcom's own internal systems and procedures relating to order entry and credit; the internal systems and procedures used by underlying carriers, the LECs and others; the nature and time of interactions between Midcom, the underlying carriers, the LECs and others; and the use of PIC restrictions which may make it more difficult to change from one long distance company to another. Midcom continues to improve its own systems and procedures and to work with its underlying carriers, the LECs and others to reduce incidences of provisioning problems. In addition, Midcom believes that the implementation of its network strategy will substantially improve its ability to correctly provision its orders in a timely manner by giving it better visibility and more control of the entire provisioning process. However, there can be no assurance that the Company will be successful in its efforts to improve its provisioning process.

     GROSS MARGIN. The Company's cost of revenue primarily consists of the cost of service provided by local and interexchange carriers. Gross margin was 25.4% and 26.3% for the quarter and nine month periods ended September 30, 1997, respectively, versus 27.5% and 27.9% for the same periods in 1996, respectively. The decline in gross margin is the result of changes in the mix of customers, and pricing pressure on long distance services. These factors were offset in part by negotiation of price reductions with some of the Company's major suppliers. Gross margin decreased from the second quarter 1997 level of 27.3%. This decrease is mainly attributable to decreased margins experienced in the frame relay segment of the business resulting from capacity build out to accommodate future sales as well as increased dependence on off-net services due to the expansion of the geographic area serviced by the Company. As new sales utilize network capacity and services are interconnected to the Midcom network, it is expected that margins will improve.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of payroll and related expenses for administrative, customer support, marketing and direct sales personnel; commissions; professional fees; and bad debt expense. Selling, general and administrative expenses increased to $22.1 million for the third quarter of 1997 compared to $15.7 million for the third quarter of 1996. For the nine-month period ended September 30, 1997, selling, general and administrative expenses increased to $62.6 million from $48.0 million for the same period in 1996. At September 30, 1997 and September 30, 1996, the Company employed 728 and 452 persons on a full-time basis, respectively. The increase in selling, general and administrative expenses is due to the increase in payroll, commissions, travel and other costs relating to the Company's significantly expanded sales and marketing efforts. The Company also increased customer support staffing in anticipation of higher call volume resulting from the expanded sales efforts and also to improve service quality.

     DEPRECIATION. Depreciation decreased to $1.3 million for the quarter ended September 30, 1997 from $1.7 million for the quarter ended September 30, 1996. For the nine-month period ended September 30, 1997, depreciation decreased to $4.1 million from $4.3 million for the same period in 1996. The decrease in depreciation is a result of the Company's write-off, by means of a June 1997 restructuring charge, of certain assets disposed of in connection with the relocation of the Company's corporate headquarters from Seattle, Washington to Southfield, Michigan. The Company is finalizing the installation of six state-of-the-art high capacity switches at an aggregate estimated cost of $15.0 million. The Company expects that, as a result of the deployment of these switches, depreciation will increase.

     AMORTIZATION. Amortization decreased to $0.9 million for the quarter ended September 30, 1997 from $5.3 million for the quarter ended September 30, 1996. For the nine-month period ended September 30, 1997, amortization decreased to $9.5 million from $21.9 million for the same period in 1996. The decrease in amortization is primarily a result of the Company's decision in June 1996 to reduce the estimated useful life of acquired customer bases from 5 years to 3 years, which increased amortization in 1996. In addition, certain of these acquired customer bases became fully amortized in June 1996 and again in July 1997, which reduced amortization in 1997.

     RELOCATION OF CORPORATE HEADQUARTERS AND RESTRUCTURING CHARGES. In May 1997, the Company announced its intention to relocate its corporate headquarter functions based in Seattle, Washington to Southfield, Michigan, where the Company's Chief Executive Officer and other key executives maintained offices. During the third quarter of 1997, the Company completed the relocation of various support functions, including human resources, legal, finance and information services, affecting approximately 130 employees, to temporary office space in Southfield. The Company originally planned to move these corporate support functions to permanent office space in Southfield when it became available in December 1997; however, in light of the recent deterioration of the Company's financial condition, those plans are being re-evaluated.

     In June 1997, the Company recorded a restructuring charge of $2.5 million, consisting primarily of the cost of severance and loss on disposal of assets in connection with the corporate headquarters relocation. This restructuring charge is included in the corporate headquarters relocation expense reported on the Company's unaudited condensed consolidated operations included with this Report for the nine-month period ended September 30, 1997. As of September 30, 1997, $0.4 million of this restructuring charge remained in accrued liabilities.

     During the third quarter of 1997, the Company incurred approximately $2.1 million of expenses related to the corporate headquarters relocation. If the corporate headquarters relocation is completed as originally planned, the Company now estimates that an additional $0.8 million of expenses would be incurred in the fourth quarter of 1997.

     OTHER EXPENSES. Interest expense for the quarter and nine months ended September 30, 1997 increased over the corresponding periods in 1996 primarily due to an increase in average borrowings outstanding. At September 30, 1997, June 30, 1997, December 31, 1996 and September 30, 1996, the Company had outstanding interest-bearing obligations of $149.1 million, $125.1 million, $112.1 million and $112.4 million, respectively. The increase from December 31, 1996 to September 30, 1997 was due primarily to increased borrowings under the Company's revolving credit facility and bridge loan; the note payable to Ashok Rao, the Company's former President and Chief Executive Officer, executed in connection with the redemption of 885,360 shares of the Company's common stock held by Mr. Rao and certain trusts established by Mr. Rao; and increased capital lease obligations incurred in connection with the acquisition of furniture and equipment, including the installation of the Company's new high-capacity switches and other network enhancements.

     INCOME TAXES. The Company has incurred losses for all periods presented. No tax benefit has been recorded with respect to these losses due to the uncertainty as to the utilization of Company's net operating loss carryforward.

     NET LOSS. For the quarter ended September 30, 1997, the Company reported a net loss of $23.6 million ($1.56 per share) compared to a net loss of $18.3 million ($1.16 per share) for the same period in 1996. For the nine months ended September 30, 1997, the Company reported a net loss of $ 69.5 million ($ 4.51 per share) versus a net loss of $ 77.4 million ($ 5.01 per share) for the same period in 1996. The substantial increase in net loss for the quarter ended September 30, 1997 over the corresponding period in 1996 is attributable to the declines in revenue and gross margin, as well as increases in selling, general and administrative expenses, the relocation of the Company's corporate headquarters, and the increase in interest expense, offset by the reduction of amortization. The decrease in net loss for the nine months ended September 30, 1997 compared to the corresponding period in 1996 is a result of the impairment losses, restructuring charges, contract dispute settlement and higher amortization expense recognized in 1996, offset by higher revenue in 1996 and the increases in selling, general and administrative expenses, the relocation of the Company's corporate headquarters and the increase in interest expense in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has operated at substantial losses since its inception. Net losses were approximately $69.5 million, $97.3 million and $33.4 million for the nine months ended September 30, 1997 and the years ended December 31, 1996 and 1995, respectively. As a result of these losses, significant attrition in certain acquired customer bases, investments in business expansion and various other factors, the Company has required substantial external working capital. As of September 30, 1997, the book value of the Company's assets was approximately $58.2 million, total debt outstanding was approximately $149.1 million, and the Company had a negative net worth of approximately $144.7 million.

     In its Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, the Company disclosed that, in addition to borrowings available under its revolving credit facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill"), and financing available under its capital lease facilities, the Company would require between $20 million and $30 million of additional capital in order to fund operating losses, working capital requirements and capital expenditures during the remainder of 1997. In August 1997, the Company obtained an $8 million bridge loan from Foothill (the "Foothill Bridge Loan"). The Foothill Bridge Loan had an interest rate of 15% per annum and was payable in full on November 1, 1997. In addition, on October 10, 1997, the Company completed a private placement of 875,000 shares of Common Stock. The Company received net proceeds from the private placement of approximately $5.5 million which were used for working capital purposes in October 1997.

     In early September 1997, the Company received a term sheet from a major financial institution for an equity financing ranging from $40 million to $50 million. Due diligence with respect to the proposed equity financing commenced immediately with the goal of closing the financing by October 31, 1997. In addition, throughout September and October 1997, the Company continued to pursue other short-term financing. However, at the end of October 1997, the Company had not been successful in its efforts to close the proposed equity financing or obtain additional financing.

     On November 4, 1997, as a result of the Company's failure to repay the Foothill Bridge Loan in full when due, Foothill gave notice of a default under the Foothill Credit Facility and ceased making any further advances to the Company or any of its subsidiaries. In addition to the repayment of the Foothill Bridge Loan, the Company was required to make substantial payments to Sprint Communications Company ("Sprint"), and several of the Company's suppliers threatened termination of services.

     Faced with the imminent termination of service by the Company's principal long-distance carriers, on November 7, 1997, the Company and three of its wholly-owned subsidiaries, PacNet, Adval and Cel-Tech, filed the Petitions and are currently operating their respective businesses as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code and subject to the jurisdiction of the Bankruptcy Court. The Petitions were filed in order to allow the Company and its subsidiaries to continue operations while obtaining relief from the immediate collection of obligations owed to Foothill, Sprint and other creditors.

     The voluntary filing of a petition for relief under the Bankruptcy Code constitutes a default under the Foothill Credit Facility, the Company's equipment lease facilities, the Indenture relating to the Company's $97.7 aggregate principal amount of 8 1/4% Subordinated Convertible Notes due 2003 and the note payable to Ashok Rao in connection with the redemption of certain shares of Common Stock (see Note 6 to the Company's Unaudited Condensed Consolidated Interim Financial Statements included in this Report). Accordingly, approximately $112.1 million of long-term indebtedness has been reclassified as current liabilities as of September 30, 1997. Since it is not possible to predict the impact of a sale or liquidation of the Company, no other adjustments have been made to the historical carrying values of the assets and liabilities.

     The Company has arranged for debtor-in-possession financing (the "Foothill DIP Facility") from Foothill. In connection with the Foothill DIP Financing, the Company incurred a loan fee of $250,000. The Foothill DIP Facility consists of a revolving credit facility with borrowing availability of up to $8.5 million, subject to the Company's satisfaction of various terms and conditions, bears interest at prime plus 4% on receivable based advances and 18% on overadvances and expires on January 15, 1997. There can be no assurance that borrowings available under the Foothill DIP Facility will be adequate to meet the Company's working capital needs or that the Company will not require additional debt or equity financing in the future, and there can be no assurance that any such additional debt or equity financing, if needed, would be available to the Company on acceptable terms or at all. In addition, the Company is currently attempting to solicit offers to purchase all or portions of its assets. There can be no assurance that any such transaction will be available to the Company on acceptable terms or at all. The Company is also undertaking aggressive cost-cutting measures, including the lay-off on November 7, 1997 of 170 of its 790 employees. Further cost-cutting measures will be required if the Company is unable to complete a sale of all or part of its business or obtain additional sources of working capital in the near-term. Cost-cutting measures, particularly those affecting the Company's sales and service functions, could have a material adverse effect on the Company's ability to generate revenue.

     The Company is required to submit a plan of reorganization to the Bankruptcy Court. The Company is in the process of developing a plan of reorganization, which the Company expects will involve the sale of all or part of its business. There can be no assurance that the Company will be successful in completing a sale of all or part of its business. In addition, there can be no assurance that the Bankruptcy Court will approve the Company's reorganization plan. If the Company is unable to find a buyer for all or part of its business, or if the Company's reorganization plan is not approved, the Company may be forced to liquidate.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     The information required by Part II, Item 1, of Form 10-Q is incorporated herein by reference to Note 9 to the Company's Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     The information required by Part II, Item 3,of Form 10-Q is incorporated herein by reference to Note 2 to the Company's Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report and Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources included in Part I, Item 2 of this Report.

ITEM 5.    OTHER INFORMATION

     On November 10, 1997, the Company announced that the August 13, 1997 merger agreements with Phoenix Network, Inc. ("Phoenix") and Trans National Communications ("TNC") had been terminated. On October 31, 1997, Phoenix notified the Company of its intent to terminate the merger agreement, effective November 5, 1997, due to alleged material breaches by the Company, including the Company's termination of its agreement with Sprint and the deterioration of the Company's financial condition. In addition, on November 6, 1997, TNC notified the Company of its intent to terminate its purchase agreements with Phoenix that Phoenix had assigned to the Company.

     The Company's Common Stock is currently listed on the Nasdaq Stock Market. On November 7, 1997, Nasdaq notified the Company that the Common Stock would be de-listed from the Nasdaq Stock Market effective November 17, 1997. The notice also stated that, because the Company had filed a petition for relief under Chapter 11 of the Bankruptcy Code, the letter "Q" would be appended to the Company's trading symbol effective November 12, 1997. Although the Company intends to pursue available procedural remedies, there can be no assurance that the Common Stock will continue to be listed on the Nasdaq Stock Market after November 17, 1997. If the Common Stock were de-listed from the Nasdaq Stock Market, the liquidity of the Common Stock would be significantly diminished which would likely result in a material decrease in the market price for the Common Stock. These events would materially and adversely affect the Company's ability to obtain financing through the sale of Common Stock or securities convertible into Common Stock and, ultimately, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     10.1        Amendment Number Three, dated as of September 17, 1997, to Loan and Security
                 Agreement by and among Midcom Communications Inc., Adval, Inc., Adval Data
                 Corporation, Advanced Network Design, Cel-Tech International Corp. and PacNet,
                 Inc., as borrowers, and Foothill Capital Corporation, as lender.

     10.2        Warrant to Purchase 100,000 Shares of Common Stock by Foothill Capital Corporation.

     11.1        Statement re: computation of net loss per share.

     27.1        Financial Data Schedule.


___________________
(b)  Reports on Form 8-K

          The Company filed Current Reports on Form 8-K on September 12, 1997 and on September 24, 1997. There were no other Current Reports on Form 8-K filed by the Company during the period covered by this Report.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MIDCOM Communications Inc.
                                                  (Registrant)

-----------------------------
Date:  November 14, 1997

                                                 /s/ Kevin Smith
                                           --------------------------------
                                               Executive Vice President &
                                                Chief Financial Officer
                                             (Principal Financial Officer)

                           MIDCOM COMMUNICATIONS INC.

                               INDEX TO EXHIBITS


    EXHIBIT
    NUMBER
(REFERENCED TO
  ITEM 601 OF                        EXHIBIT
Regulation S-K)                    DESCRIPTION
---------------                    -----------
     10.1        Amendment Number Three, dated as of September 17, 1997, to Loan and Security
                 Agreement by and among Midcom Communications Inc., Adval, Inc., Adval Data
                 Corporation, Advanced Network Design, Cel-Tech International Corp. and PacNet,
                 Inc., as borrowers, and Foothill Capital Corporation, as lender.

     10.2        Warrant to Purchase 100,000 Shares of Common Stock by Foothill Capital Corporation.

     11.1        Statement re: computation of net loss per share.

     27.1        Financial Data Schedule.
